Form 10QSB
period 2002-06-30
AMANASU TECHNOLOGIES CORP
filed 2002-08-15
CIK 1168663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934

For the transition period from ___ to ___.

Commission file number: 0-49719

AMANASU TECHNOLOGIES CORPORATION

(Name of Small Business Issuer in its charter)

Nevada                                                                                                    98- 0351508

(State of                                                                                               (I.R.S. Employer

Incorporation)                                                                                          I.D. Number)

701  5th Avenue, 36th Floor, Seattle, Washington            98109

(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  206-262-8188

 (Former address and former telephone number, if changed from last report)

Securities registered under Section 12 (b) of the Act:

         Title of each class                                                 Name of exchange on which

         to be registered                                                     each class is to be registered

            None                                                                                 None

Securities registered under Section 12(g) of the Act:

                                                                 Common Stock

                                                                  (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of June 30, 2002 was 46,396,400.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

Balance Sheets as of June 30, 2002 (unaudited) and

December 31, 2001 (audited)

  3

Statements of Operations and Deficit Accumulated During

Development Stage-Six Months ended

June 30, 2002 and 2001

  4

Statements of Operations and Deficit Accumulated During

Development Stage-Three Months ended

June 30, 2002 and 2001

  5

Statements of Cash Flows-Six Months Ended

June 30, 2002 and 2001

  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  8

Item 2. Changes in Securities

  8

Item 3. Defaults upon Senior Securities

  8

Item 4. Submission of Matters to Vote of Securityholders

  8

Item 5. Other Information

  8

Item 6. Exhibits and Reports on Form 8-K

  9

Signatures

  9

#

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS

        June 30, 2002

      December 31,2001

(Unaudited)

(Audited)

Current Assets:

    Cash

$283,424

$416,053

Total current assets

  283,424

  416,053

Other Assets:

    Licensing agreement

  160,000

  160,000

        Less, accumulated amortization

    14,118

      9,412

Total other assets

  145,882

  150,588

Total Assets

$429,306

$566,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

    Amount due for licensing agreement

$  60,000

$160,000

    Subscription to capital stock

    40,000

Total current liabilities

  100,000

  160,000

Stockholders’ Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; issued and outstanding –

 46,396,400 and 46,386,400, respectively

    46,396

    46,386

    Additional paid in capital

  411,004

  401,014

    Deficit accumulated during development stage

 (128,094)

   (40,759)

Total stockholders’ equity

  329,306

  406,641

Total Liabilities and Stockholders’ Equity

$429,306

$566,641

The accompanying notes are an integral part of these financial statements.

#

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

      Six Months Ended June 30,

         February 22, 1999

         (Date of Inception)

      2002

2001

         To June 30, 2002

Revenue:

    Interest income

   $   1,374

$    -

      $      1,374

Expenses

      88,709

   4,706

          129,468

Loss accumulated

    during development

    stage

   $(87,335)

$(4,706)

      $(128,094)

Net loss per share –

    Basic and Diluted

   $      -

$    -

The accompanying notes are an integral part of these financial statements.

#

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

      Three Months Ended June 30,

February 22, 1999

            (Date of Inception)

      2002

2001

             To June 30, 2001

Revenue:

    Interest income

   $      956

$    -

      $      1,374

Expenses

      67,938

   2,353

          129,468

Loss accumulated

    during development

    stage

   $(66,982)

$(2,353)

      $(128,094)

Net loss per share –

    Basic and Diluted

   $      -

$    -

The accompanying notes are an integral part of these financial statements.

#

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

         December 1, 1997

                            Six Month Periods Ended June 30,

         (Date of Inception)

        2002                       2001                      To June 30,2002

CASH FLOWS FROM OPERATIONS:

Net loss

      $  (87,335)

      $(4,706)

  $(128,094)

Charges not requiring the outlay of cash:

     Amortization

             4,706

         4,706

       14,118

     Services provided for common stock

               -

             -

         1,300

Net Cash Consumed By

    Operating Activities

          (82,529)

             -

    (112,676)

CASH FLOWS FROM INVESTING

   ACTIVITIES

Acquisition of licensing agreement

        (100,000)

             -

   (100,000)

Net Cash Consumed By

    Investing Activities

        (100,000)

             -

   (100,000)

CASH FLOWS FROM FINANCING

   ACTIVITIES:

    Issuances of common stock

           10,000

             -

   496,100

    Subscription to capital stock

           40,000

             -

         -

Net Cash Provided By

    Financing Activities

           50,000

             -

   496,100

Net Change In Cash

        (132,629)

             -

   283,424

Cash balance, beginning of period

         416,053

             -

         -

Cash balance, end of period

      $ 283,424

     $       -

              $ 283,424

The accompanying notes are an integral part of these financial statements.

#

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technology Corporation (“the Company”) as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended June 30, 2002  are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2001.

#

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company 's Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-QSB.

Company Overview.

------------------------

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the sub-license to the technology, and conducting preliminary marketing efforts.

Plan Of Operations.

-----------------------

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing of a lightweight, electrical motor scooter.

In October 2001, the Company received, $400,000 resulting from the exercise of 20,000,000 stock options by the Company’s principal shareholder, and $46,000 from four investors. The investors are Mari Kakiuchi, Junko Yamashita, and Kyoko Fujikawa, each of whom acquired 10,000 shares of common stock at $1.00 per share, and Motohiko Sato, who acquired 6,400 shares of common stock, also at $1.00 per share.

The Company’s cash requirements for the next 12 months are estimated to be $1,000,000 which funds will be used to commence its operations. Of this amount, the Company has allocated; $600,000 for initiation and commencement of full scale assembly operations, $100,000 for marketing expenses, and the balance of funds will be used for general overhead expenses. Initiation and commencement of full scale operations represents start-up assembly costs for an assembly plant to be located in Tokyo, such as costs for special assembly machinery and special tooling for parts and supplies, and costs to produce a finished product inventory of approximately 200 scooters. Marketing expenses include costs for printed marketing materials, product demonstrations, trade shows and exhibitions, and travel and entertainment expenses for its initial targeted markets of Japan, China and Taiwan, and Korea. General working needs includes salaries payable to existing and projected staff personnel, and office overhead for its Seattle and Tokyo offices. Presently, other than the Company’s president, the Company employs two administrative assistants. Projected staff includes a vice president of sales and two other administrative assistants to be located in the Company’s Seattle office, and one regional sales manager located in the Tokyo office. In addition to the above expenditures, the Company owes Amanasu Corporation, its largest shareholder, a remaining balance of $60,000 as required under the sub-licensing agreement, which is due on demand. The Company presently maintains sufficient funds to pay the amount if demanded by Amanasu Corporation.

The Company is seeking to raise a minimum of $1,000,000 in the next 12 months to support its working capital needs as described above. The funds may be procured through the public or private offering of its debt or equity securities. Proceeds in excess of $1,000,000, if any, will be held in a working capital reserve to meet the working capital needs of the Company beyond the projected 12 months period. The Company has entered into discussions with a number of investors concerning an investment in the Company, however, at this time it has not received commitments from any source. Although the Company is encouraged by its discussions, with such investors it cannot predict whether it will be successful in raising any capital.

The Company has no material commitments for capital at this time other than as described above. In addition, the Company does not expect to incur research and development costs within the next 12 months. The Company expects to outsource the construction of component parts of its products to third parties as well as the scooter assembly. The Company believes that it can meet product demand from the available manufacturing and assembly resources.

The Company expects to deliver its finished products within one month from order placement and will require customers to pay at least 50% of the purchase price as a down payment for each order. If the Company is successful in raising a maximum of $1,000,000, the Company believes that, this funding, along with bank borrowings, and cash flow from the sale of its products, will enable the Company to maintain its full scale operations for the next 12 months. As of this date, the Company has not established a line of credit with any lending institution. Moreover, the Company cannot predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $1,000,000, it may not be able to complete its plan of operations as discussed above.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K..

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b). Reports on Form 8-K.

None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANASU TECHNOLOGIES CORPORATION

/s/ Charlie Lan

Charlie Lan

Chairman, President and                                                         August 14, 2002

Chief Financial Officer

#