Form 10QSB
period 2002-09-30
AMANASU TECHNOLOGIES CORP
filed 2002-11-14
CIK 1168663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002.

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

Yes:      No:  X

INDEX

Page

Balance Sheets as of September 30, 2002 (unaudited) and

December 31, 2001 (audited)

  3

Statements of Operations and Deficit Accumulated During

Development Stage-Nine Months ended

September 30, 2002 and 2001

  4

Statements of Operations and Deficit Accumulated During

Development Stage-Nine Months ended

September 30, 2002 and 2001

  5

Statements of Cash Flows-Nine Months Ended

September 30, 2002 and 2001

  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 3. Controls and Procedures

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  8

Item 2. Changes in Securities

  8

Item 3. Defaults upon Senior Securities

  8

Item 4. Submission of Matters to Vote of Securityholders

  8

Item 5. Other Information

  8

Item 6. Exhibits and Reports on Form 8-K

  9

Signatures

  9

2

#

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS

      September 30, 2002

      December 31,2001

(Unaudited)

(Audited)

Current Assets:

    Cash

$267,089

$416,053

Total current assets

  267,089

  416,053

Other Assets:

    Licensing agreement

  160,000

  160,000

        Less, accumulated amortization

    16,471

      9,412

Total other assets

  143,529

  150,588

Total Assets

$410,618

$566,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

    Amount due for licensing agreement

$  60,000

$160,000

    Shareholder deposits for common stock

    70,000

        -

Total current liabilities

  130,000

  160,000

Stockholders’ Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; issued and outstanding –

 46,386,400 and 46,386,400, respectively

    46,386

    46,386

    Additional paid in capital

  401,014

  401,014

    Deficit accumulated during development stage

 (166,782)

   (40,759)

Total stockholders’ equity

  280,618

  406,641

Total Liabilities and Stockholders’ Equity

$410,618

$566,641

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

Nine Month Periods Ended September 30,

       December 1, 1997

       (Date of Inception)

      2002

   2001

    To September 30, 2002

Revenue:

    Interest income

   $     2,207

$    -

      $      2,207

Expenses

      128,230

   7,059

          168,989

Loss accumulated

    during development

    stage

   $(126,023)

$(7,059)

      $(166,782)

Net loss per share –

    Basic and Diluted

   $      -

$    -

Weighted average

    number of shares

    outstanding

    46,386,400

22,777,778

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

Three Months Ended September 30,

         December 1, 1997

         (Date of Inception)

      2002

2001

     To September 30, 2002

Revenue:

    Interest income

   $      833

$    -

      $      2,207

Expenses

      39,521

   2,353

          168,989

Loss accumulated

    during development

    stage

   $(38,688)

$(2,353)

      $(166,782)

Net loss per share –

    Basic and Diluted

   $      -

$    -

Weighted average

    number of shares

    outstanding

    46,386,400

28,333,333

The accompanying notes are an integral part of these financial statements.

5

#

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

          Nine Month Periods

         December 1, 1997

                                       Ended September 30,

         (Date of Inception)

        2002                       2001                 To September 30,2002

CASH FLOWS FROM OPERATIONS:

Net loss

      $(126,023)

      $(7,059)

  $(166,782)

Charges not requiring the outlay of cash:

     Amortization

             7,059

         7,059

       16,471

     Services provided for common stock

               -

             -

         1,300

Net Cash Consumed By

    Operating Activities

         (118,964)

             -

   (149,011)

CASH FLOWS FROM INVESTING

   ACTIVITIES

Acquisition of licensing agreement

        (100,000)

             -

   (100,000)

Net Cash Consumed By

    Investing Activities

        (100,000)

             -

   (100,000)

CASH FLOWS FROM FINANCING

   ACTIVITIES:

    Issuances of common stock

               -

             -

    446,100

    Shareholder deposits for common stock

           70,000

             -

      70,000

Net Cash Provided By

    Financing Activities

           70,000

             -

    516,100

Net Change In Cash

        (148,964)

             -

    267,089

Cash balance, beginning of period

         416,053

             -

          -

Cash balance, end of period

      $ 267,089

     $       -

               $ 267,089

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technology Corporation (“the Company”) as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and nine month period ended September 30, 2002  are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

In October 2001, the Company received, $400,000 resulting from the exercise of 20,000,000 stock options by the Company’s principal shareholder, and $46,000 from four investors. The investors are Mari Kakiuchi, Junko Yamashita, and Kyoko Fujikawa, each of whom acquired 10,000 shares of common stock at $1.00 per share, and Motohiko Sato, who acquired 6,400 shares of common stock, also at $1.00 per share. During the nine months ended September 30, 2002, the Company received $70,000 in subscriptions to purchase common stock of the Company from Hireyuki Shiraishi, and expects to receive an additional $10,000 from such person during the fourth quarter of 2002. The subscriptions were at $1.00 per share. However, a stock certificate relating to such subscriptions has not been issued by the Company, and such share amounts are not reflected in the Company’s issued and outstanding shares of common stock stated herein or in its financial statements.

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

The Company is seeking to raise a minimum of $1,000,000 in the next 12 months to support its working capital needs as described above. The funds may be procured through the public or private offering of its debt or equity securities. Proceeds in excess of $1,000,000, if any, will be held in a working capital reserve to meet the working capital needs of the Company beyond the projected 12 months period. The Company has entered into discussions with a number of investors concerning an investment in the Company, however, at this time it has not received commitments from any source, other than as described above. Although the Company is encouraged by its discussions, with such investors it cannot predict whether it will be successful in raising any capital.

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

Item 3. CONTROLS AND PROCEDURES.

(a)

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

AMANASU TECHNOLOGIES CORPORATION

/s/ Charlie Lan

Charlie Lan

Chairman, President and                                                         November 14, 2002

Chief Financial Officer

10

#

CERTIFICATION

I, Charlie Lan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Amanasu Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charlie Lan
Charlie Lan.

Chairman, President and

Chief Financial Officer

#