Form 10QSB/A
period 2002-06-30
AMANASU TECHNOLOGIES CORP
filed 2002-11-19
CIK 1168663

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

  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 3. Controls and Procedures.

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Securityholders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 10

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

    Stockholder deposits for common stock

    50,000

Total current liabilities

  110,000

  160,000

Stockholders’ Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; issued and outstanding –

 46,386,400 and 46,386,400, respectively

    46,386

    46,386

    Additional paid in capital

  401,014

  401,014

    Deficit accumulated during development stage

 (128,094)

   (40,759)

Total stockholders’ equity

  319,306

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

    Stockholder deposits for common stock

           50,000

             -

     50,000

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

In October 2001, the Company received, $400,000 resulting from the exercise of 20,000,000 stock options by the Company’s principal shareholder, and $46,000 from four investors. The investors are Mari Kakiuchi, Junko Yamashita, and Kyoko Fujikawa, each of whom acquired 10,000 shares of common stock at $1.00 per share, and Motohiko Sato, who acquired 6,400 shares of common stock, also at $1.00 per share. During the six months ended June 30, 2002, the Company received $50,000 in subscriptions to purchase common stock of the Company from Hireyuki Shiraishi, and expects to receive an additional $30,000 from such person by the end of the current fiscal year. The subscriptions were at $1.00 per share. However, a stock certificate relating to such subscriptions has not been issued by the Company, and such share amounts are not reflected in the Company’s issued and outstanding shares of common stock stated herein or in its financial statements.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b). Reports on Form 8-K.

None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANASU TECHNOLOGIES CORPORATION

/s/ Charlie Lan

Charlie Lan

Chairman, President and                                                         November 16, 2002

Chief Financial Officer

#

CERTIFICATION

I, Charlie Lan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Amanasu Technologies Corporation;

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

Date: November 16, 2002

/s/ Charlie Lan
Charlie Lan.

Chairman, President and

Chief Financial Officer

#