Form 10KSB
period 2002-12-31
AMANASU TECHNOLOGIES CORP
filed 2003-03-31
CIK 1168663

15
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                           COMMISSION FILE NO. 0-49719


                        AMANASU TECHNOLOGIES CORPORATION
                       ----------------------------------
           (Name of small business issuer as specified in its charter)

                NEVADA                                   98 - 0351508
                ------                                   ------------
   (State or other jurisdiction of incorporation)        (IRS Employer
                                                         Identification No.)

                 701 FIFTH AVENUE, 36TH FLOOR, SEATTLE, WA 98109
                 -----------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  206-262-8188
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

       Title of each class:     Name of each Exchange on which registered:
       --------------------     ------------------------------------------
                       Common Stock, no par value     N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [  X  ]  Yes   [  ]   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  the  issuer's  revenues  for  its  most  recent  fiscal year:  $2,861.00.

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2003, computed by reference to the price at which the stock was sold on that date: n/a.

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 27, 2003 was 46,436,400 common shares.

Documents  incorporated  by  reference:  See  Exhibits.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes ( ) No (X).

                        AMANASU TECHNOLOGIES CORPORATION
                        --------------------------------
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART  I     1
-------
ITEM  1.   DESCRIPTION  OF  BUSINESS                                          1
GENERAL                                                                       1
BUSINESS  OF  THE  COMPANY  AND  PRODUCTS                                     1
Overview  and  History                                                        1
MARKETING                                                                     6
PATENTS,  TRADEMARKS,  LICENCES,  FRANCHISES,  CONCESSIONS,  ROYALTY
AGREEMENTS, LABOR  CONTRACTS,  INCLUDING  DURATION                            7
RISK  FACTORS                                                                 8
GOVERNMENT  REGULATIONS                                                      10
DEPENDENCE  ON  CERTAIN  CUSTOMERS                                           11
RESEARCH  AND  DEVELOPMENT                                                   11
COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS               11
NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES          11
ITEM  2.   DESCRIPTION  OF  PROPERTY                                         11
ITEM  3.   LEGAL  PROCEEDINGS                                                12
ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       12
PART  II                                                                     12
ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS    12
DIVIDEND  POLICY                                                             16
RECENT  SALES  OF  UNREGISTERED  SECURITIES                                  16
ITEM  6:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS    16
LIQUIDITY  AND  CAPITAL  RESOURCES                                           16
ITEM  7.   FINANCIAL  STATEMENTS                                             16
ITEM  8.   CHANGES  IN  AND  DISAGREEEMENTS  WITH  ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL  DISCLOSURE                                         19
PART  III                                                                    19
ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE  WITH  SECTION  16  (a)  OF  THE  EXCHANGE  ACT.         19
ITEM  10.  EXECUTIVE  COMPENSATION                                           19
ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    20
ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                21
ITEM  13(a).  EXHIBITS.                                                      22
ITEM  13(b).  REPORTS  ON  FORM  8-K.                                        22
ITEM  14.  CONTROLS  AND  PROCEDURES                                         22
SIGNATURES                                                                   24

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

GENERAL

Amanasu Technologies Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. The Company is a development stage company, and has not conducted any operations and generated any revenues since its inception.

Our principal offices are located at 701 Fifth Avenue, 36th Floor, Seattle, WA 98109. Our telephone number is (206) 262-8188 and our facsimile number is (206) 262-8199. We do not have a website.

BUSINESS  OF  THE  COMPANY  AND  PRODUCTS

Overview  and  History

The Company received the exclusive, worldwide rights to the technologies described herein under a sub-license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation.

License  Agreement

Effective February 10, 2000, Amanasu Corporation obtained the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet pursuant to a licensing agreement with its inventors. Amanasu Corporation paid the inventors the sum of $160,000, and transferred to the one of the inventors 1,000,000 shares of common stock of the Company that it later received when it sub-licensed the technology to the Company, as described below. The term of the licensing agreement is 30 years, and is subject to a two percent royalty payable to the inventors on the gross receipts from the sale of products using the licensed technology. The agreement is assignable by Amanasu Corporation, provided that, the assignee assumes the other terms and conditions of the license agreement, including the payment of the two percent gross royalty to the licensors. The inventors may terminate the agreement if the licensees or its assigns fail to cure any default within 90 days after receiving notice of such default from the licensors.

Sub-license  Agreement

Effective March 10, 2000, Amanasu Corporation sub-licensed to the Company the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement. As required under the sub-license agreement, the
Company:

- issued to Amanasu Corporation 17,000,000 shares of common stock and an option to acquire 20,000,000 shares of common stock at $0.02 per share, which was exercised by Amanasu Corporation in October 2001.

- agreed to pay Amanasu Corporation the sum of $160,000, of which $100,000 has been paid and the balance is due on demand.

- issued an additional 6,350,000 shares of its common stock, valued at $6,350 to third parties. These shares consisted of: 1,000,000 shares to each of Wanxuan Lei, Shiyang Lei, and Jufang Zhang; 100,000 shares to Tokuo Goshima, 500,000 shares to Yamaguchi Takashi, and 50,000 shares to Machiaki Iwasaka; and 2,700,000 shares to Mr. Atsushi Maki.

The shares issued to Wanxuan Lei, Shiyang Lei, and Jufang Zhang were issued in exchange for product marketing services to be performed by these parties for the Company in respective countries of China, Korea, and Taiwan, as further described in Item 1 section Markets and Marketing below. None these individuals are unaffiliated with the inventors or Amanasu Corporation.

The shares issued to Tokuo Goshima, Yamaguchi Takashi, and Machiaki Iwasaka were issued as required under the sub-license agreement, however, not for any future services to be performed by these parties to the Company. Each of these individuals is a consultant of a Y.T. Magnet Corporation, a company owned by the principal inventor.

The shares issued to Mr. Maki were issued in exchange for product marketing services to be performed by Mr. Maki in Japan, as further described in Item 1 section Markets and Marketing below.

The sublicense agreement subjects the Company to the terms and conditions of the original license agreement, and as a result, it is required to pay the inventors a royalty of two percent of the gross receipts from the sale of products using the technology. The term of the sub-license agreement is 30 years from the date of the agreement between the Amanasu Corporation and the inventors. However, if the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensors may terminate the agreement. The Company has valued the sub-license agreement at $160,000, which equals the cash amount paid by Amanasu Corporation to the inventors.

The Company intends to use the technologies to produce a lightweight, electrical motor scooter to compete in the emerging, light electric vehicle industry. The Company intends to manufacture and sell the motor scooter to its initial target markets of Japan, Taiwan and China, and Korea.

The Company's business office is located at 701 5th Avenue, 36th floor, Seattle, Washington 98109, and its telephone number is (206) 262-8188.


Background  of  Technology.

The high efficiency electrical motor and the high powered magnet technologies were developed by the principal inventor, Yasunori Takahashi. Mr. Takahashi subsequently transferred the rights to the technologies to his son, Yoshiaki Takahashi. Yoshiaki Takahashi patented the motor technology in the United States on January 19, 1999 (Patent #5,861,693) and in Canada on February 20, 2001 (Patent #2,164,745), and patented the magnet technology in the United States on November 24, 1998 (Patent # 5,480,133).

In the first half of 1996, the principal inventor entered into a distribution arrangement with a former business associate located in Taiwan, who agreed to market the scooter in Taiwan. Based on this arrangement, the inventor produced approximately 20,000 scooters at his manufacturing facility located in Japan using earlier versions of the technologies. The scooters were shipped directly to the distributor in Taiwan on a consignment basis. However, the distributor failed to pay the inventor for the delivered scooters and also failed to return the scooters. Consequently, the arrangement was terminated in late 1996. As of result of the actions of the Taiwan distributor, the inventor lacked sufficient working capital to continue to produce and market the scooter, and his operations ceased in late 1996. Following the cessation of operation until February 2000 when he entered into the licensing agreement with Amanasu Corporation as discussed above, no operations were conducted by the inventor other than to further refine the technologies.

The inventor conducted his prior operation in compliance will all governmental rules and regulations. In this regard, the inventor received approvals from the Japanese Regional Land and Transportation Bureau, and the Taiwanese Department of Finance in the Ministry of Economic Development. He also received approval from the local prefecture (government) in Tokyo for his assembly operations.

Description  of  Technology.

The technologies sub-licensed by the Company consist of a high efficiency electric motor and a high powered magnet. Both technologies have been patented by the inventor under separate patent filings in the United States. The motor technology also was patented in Canada. The Company expects to manufacture and sell a proprietary electric motor scooter which incorporates the advantages of the two technologies. Management believes the competitive advantages of the electric motor scooter are its ability to travel longer distances between each battery recharge, as well as a significantly shorter battery recharge time than other electric motor scooters in the market. The belief of management is premised upon the comparison of results between independent tests conducted by Sanwa Electronics Co., Inc., on behalf of the Company, with respect to its electric scooter and data published by Honda regarding its electric scooter. This comparison is discussed in "Description of Products" below.

Conventional electric motors convert electric energy received from a power source such as a battery to mechanical energy for use in the desired motorized application. However, the conversion efficiency, that is, the amount of energy actually converted to mechanical energy generally is reduced due to a number of factors such as motor friction and vibration, and electro-magnetic loss. This inefficient use of energy, or energy deficit, depletes the energy supply stored in the battery causing motor stoppages. Therefore, frequent battery recharging is required to maintain successive operation of a conventional electrical motor. The proprietary motor to be used by the Company supports longer motor usage intervals between battery re-charges. It also accomplishes this operation on a significantly shorter battery re-charge time. The properties of this brushless motor, exclusive of the high-powered magnet, are such that it generates electricity with the first power supply, storing it in a regenerative condenser and recycling it as electrical power. By connecting parallel condensers, it reduces consumption of electrical power. The patented magnet is a low cost, glass bonded magnet that has a magnetic force 10 times greater than a conventional ferrite magnet resulting is a substantially lower electro-magnetic loss during operation. The electric motor to be manufactured by the Company employing the combined technologies is expected to exhibit greater operational efficiencies than other conventional electric motors. The Company, in marketing its product, expects to leverage upon the operational efficiencies of its technologies, as well as to capitalize upon the growing trend towards environmentally friendly vehicles.

Description  of  Products.

The Company intends to participate in the emerging electric vehicle market by using its sub-licensed technologies to design, manufacture, and sell lightweight, electric motor scooters. The Company may expand its product line in the future to include other electronic vehicles, such as electric bicycles.

The Company's principal product will be a lightweight motor scooter that features the Company's proprietary electric motor. The one passenger scooter also will feature a stepless transmission, an electromotive brake, and is expected to weigh 107 kg. The Company will use an otherwise standard leaded battery. Due to the unique features of the licensed technologies, the scooter is expected to deliver improved operational efficiencies over competitive products. On December 26, 2001, Sanwa Electronics Co., Inc. performed two independent tests on one of the Company's scooters. The test results indicated that the motor scooter can travel 65 to 85 km on a full battery charge, at an average running speed of 30 km/hour. The battery charge time to travel these distances approximated 2 hours. Sanwa Electronics conducted the tests on a relatively flat road grade with limited traffic density. These results contrast with Honda's electric scooter (Year 2001-Model #A-AF36). According to product literature published by Honda, the scooter travels approximately 60 km at 30 km/hour, and a full recharge requires approximately 8 hours. Conditions, such as road grade and travel density, regarding the its scooter were not contained in the Honda information. As discussed in "Manufacturing and Suppliers" below, the Company has an oral arrangement with Sanwa Electronics to manufacture the non-magnet components of the motor.

The Company recognizes there have been major barriers to widespread adoption of electric motor scooters. These barriers include higher retail pricing of electric motor scooters compared to gas-powered versions. In addition, electric motor scooters have labored under its operational limitations, such as limited travel range and lengthy battery charge time. The Company believes that its product will favorably respond to these barriers. The Company expects to competitively price its scooter with others in the marketplace. For example, despite the unique features of its motor, the Company expects its motor scooter to retail slightly higher than gas powered versions, however, at discount of between 20% to 30% to the Honda model identified above. It believes that the operational efficiencies of its scooter, that is its longer travel range and shorter charge time, will overcome some of the operational limitations that have plagued other electric scooters.

Gas powered scooters while generally an inexpensive mode of transportation, typically are powered by two-stroke engines fueled by an oil and gasoline mixture. These engines are small with compressed power, and therefore ideally suited for scooter use. However, two stroke engines are commonly identified by clouds of oily smoke trailing the engine, which evidences its major disadvantages. Two stroke engines use fuel inefficiently and, more importantly, have high pollution emissions. They generate pollution from two sources; the combustion of oil in the fuel, and the leaking of fuel through the exhaust port during engine use. In promoting its product to its targeted markets, the Company will seek to capitalize on its strong operational efficiencies of the technology compared with other electric scooters, while championing its product's environmental advantages to gas powered versions.

COMPETITION

The Company expects to confront intense competition in electric vehicle market. The major manufacturers in the electrical bicycle/scooter market are Honda, Suzuki, Sanyo and Yamaha which sell their products principally in the Far East and Europe. In addition, other smaller manufacturers exist in this market throughout the world. Despite the robust competition, the Company believes that it maintain certain competitive advantages in this market. Specifically, it believes that its scooter's ability to travel longer distances on an existing charge as well the shorter charge time are important competitive advantages. In addition, the Company expects to sell its scooter at prices ranging from 20 to 30% less than a comparable product manufactured by the major manufacturers. Consequently, the Company believes due to these competitive advantages, it will be able to effectively compete in this market.

Manufacturing  And  Suppliers.

The Company has made arrangements with a scooter company in Beijing to manufacture the scooter. We will finalize the formal contract during 2003. The Beijing facility has the capability to manufacture 20,000 to 35,000 scooters per month under present manufacturing conditions. The principal inventor will supply the proprietary motor magnet, and will assemble the motor from the manufactured components at his Tokyo factory. The non-magnet motor components will specially manufactured in accordance with Company specifications by Miyako Denki Co. and Sanwa Electronics Co., both located Tokyo. The principal inventor also will supply the battery, which will be manufactured in Beijing, China. All components will be shipped to the sub-contract facility in Beijing for final assembly. The Company believes these arrangements will be sufficient to meet the Company's production needs for the foreseeable future in its initial target markets of Japan, Taiwan, China, Korea and North America. The Company has not entered into any written contracts with providers of equipment or services related to the scooter. While the Company may maintain single sources for the manufacture or supply of various components, other than the motor or the magnet, it believes that other sources for such components are available if necessary. The Company will rely solely upon the inventor for the manufacture of the motor and magnet, however, the Company has the technical know-how to manufacture these products, if necessary. The inventor will supply the motor, including the magnet, and the battery at a cost equal to the actual component cost plus 10% to cover labor and overhead. The cost for all other components will be a fixed price per item.

MARKETING

Motor scooters have been one of the primary modes of transportation worldwide for many years with particular widespread use in congested cities of Europe and the Far East. Recently, motor scooter use has descended upon many cities in the United States. Scooter use in these geographical areas initially has been gas-powered models, however, in recent years electrical powered scooters have been introduced to these areas. The growth of the market for electric vehicles in the United States has been led by federal, state, and local laws aimed at reducing pollution levels from conventional gas powered vehicles, including two-stroke vehicles like motorcycles and scooters. The U.S. Energy Policy Act of 1992 provides that federal, state and public utility fleets must begin to purchase alternative fuel vehicles in 1993 with major acceleration of these purchases to begin in 1998. The State of California has mandated that 10% of all new car sales in the state must be zero emission vehicles by the year 2003, and other states have enacted similar directives. In addition, municipalities in California and Colorado are offering $250 rebates to buyers of electric vehicles. Globally, a similar effort is underway. The Republic of China seemingly has embraced electric vehicle usage. China gives buyers of electric scooters a rebate equivalent to $200 (US). During 1999, it sponsored a $12 million program to put three to five thousand electric vehicles on the road by 2000. Finally, it recently banned the licensing of new gas-powered bicycles in the cities of Shanghai and Beijing. In Europe, France has agreed to provide rebates of the additional cost of electric vehicles over conventional vehicles and is providing free parking to electric vehicles in Paris. The Company believes that the its plan of operations of manufacturing and selling electric scooters will benefit from these legislative efforts.

The Company's strategic focus for the next 12 months is to establish a distribution network in North America and Japan. The Company will use independent marketing representatives to identify prospective distributors and other potential users such as local and regional governments within designated territories. Formal agreements with distributors will be negotiated with assistance from Company officers. Wanxuan Lei, Shiyang Lei, and Jufang Zhang are the Company's independent marketing representatives for the territories of China, Korea, and Taiwan, respectively. In exchange for their services, the

Company has issued 1,000,000 shares of its common stock to each party. In North America, the President and an independent consultant will lead the marketing efforts in North America. Once an arrangement is formalized with a distributor, the marketing representative will make sales directly to the distributor, subject to a commission structure to be established by the Company. The efforts of these representatives currently are supported by the Company's president. However, upon receipt of sufficient working capital funds as described in the
Item 2 section Plan of Operations below, the Company intends to hire a vice president of sales who will be located in the Company's Seattle office, and a regional sales manager who will be located in the Company's Tokyo office. Once hired, the new employees will supervise and support the efforts of the marketing representatives. Mr. Maki, a director and controlling shareholder of the Company, received 2,700,000 shares of common stock to assist the Company in marketing the product in Japan and North America, including the governmental agencies. During 2002, the Company has commenced its marketing activities and discussions have been initiated with distributors in Beijing and Tokyo. However, no formal arrangements have been established at this time, and the Company cannot predict the results of any current or future negotiations with distributors. The Company estimates that its marketing costs for the next 12 months will approximate $100,000, which will be used to support the efforts of its marketing representatives. These projected expenditures represent costs for printed promotional materials, product demonstrations, trade shows and exhibitions, and travel and entertainment. The Company will be required to raise funds for these marketing costs as further described in Plan of Operations.

Each distributor for the Company likely will be an existing distributor of motor scooters, and will be granted a designated territory on an exclusive or non-exclusive basis. In order to maintain exclusivity, each distributor will be required to purchase a minimum number of scooters annually, the amount of which will be commensurate with the size of the designated territory. The Company believes that these principal markets are attractive because of the high demand for motor scooters coupled with the growing worldwide effort to limit emissions from gas-powered vehicles. The Company will seek to leverage its operating advantages to sell its products to existing scooter distributors in these territories.

Following this initial 12 month period, the Company expects to establish of a network of distributors throughout the remainder of the Pacific Rim under terms and conditions similar to its target markets of North America and South America and Japan.

Recently, the company has entered into negotiations with a Mexican company for distribution in Mexico and South America. At the end of February, 2003, a prototype scooter was shipped to the Mexican company for testing and undergoing testing for government regulations before marketing. The company has not signed a formal agreement, however, we anticipated that one the testing period has concluded, a formal agreement will be signed.

PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION

Pursuant to the sub-license agreement with the Amanasu Corporation, the Company obtained the exclusive world-wide rights to the proprietary motor and magnet technologies for a period of 30 years. The Company considers the technologies and know-how as proprietary and will use a combination of trade secrets, non-disclosure agreements, license agreements, and patent laws to protect its licensed proprietary rights.

Although the Company received the exclusive worldwide rights under the sub-licensing agreement, the technology is patented only in the United States and Canada. The magnet technology was patented by the inventor in the United States in November 1998 (Patent #: 5,840,133-filed February 7, 1997) and motor technology was patented by the inventor in the United States in January 1999 (Patent #: 5,861,693-filed November 17, 1995) and in Canada in February 2001
(Patent #: 2,164,745-filed December 8, 1995). The patents expire in both the United States and Canada 20 years from the respective original filing date. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country, and no other patents regarding the technologies are pending or planned.

RISK  FACTORS

You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in us or to maintain or increase your investment.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Developmental Stage Company. We were incorporated on December 1, 1997. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $208,901. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Ability to develop product. We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible scooter which will be accepted by end users. Our scooter which we are developing must be technologically superior or at least equal to other similar products that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance.

Need for Additional Capital. We rely on our ability to raise capital through the sale of our securities. Our the ultimate success will depend upon our ability to raise additional capital or to have other par-ties bear a portion of the required costs to further develop or exploit the potential market for our products.

Dependence on Consultants and Outside Manufacturing Facilities. Since our present plans do not provide for a significant technical staff or the establishment of manufacturing facilities, we will be primarily dependent on others to perform these functions and to pro-vide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at af-fordable prices. It will likely cost more to have independent companies do research and manufacturing than for us to handle these re-sources.

Product/Market Acceptance. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible scooter which will be accepted by end users. Our scooter must be technologically superior or at least equal to other similar products which our competitors may offer and must have a competitive price/performance ratio to adequately penetrate our potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or our potential licensees will be able to achieve and maintain end user acceptance of our furnace.

Competition. Generally, the scooter industry is highly competitive. This industry is populated by many national or international companies, with significantly greater resources than that of the Company. There is no assurance that we will be successful in meeting or over-coming our current or future competition.

Protection of Intellectual Property. Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property. Currently, we have been granted three patents in the United States and Canada for the proprietary motor and magnet technologies, which expire on dates ranging between 2015 and 2017. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

History of Losses. We have a history of operating losses, and an accumulated deficit, as of December 31, 2002, of $230,898. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

Rapid Technological Changes could Adversely Affect Our Business. The market for our scooters is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

Management and Conflicts of Interest. Our present officers and directors have other unrelated full-time positions or part-time employment. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us.

Need for Additional Key Personnel. At the present, we employ one full time employee. Our success will depend, in part, upon the ability to attract and retain qualified employees. We believe that we will be able to attract competent employees and consultants, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

Indemnification of Officers and Directors for Securities Liabilities. The Company's By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes. Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation.

In so far as indemnification for liability arising from the Securities Act of 1933 may be permitted to Directors, Officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

General Factors. Our areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on our business.

No Public Market for the Common Stock. At present, there is no public market for our Common Stock and there is no assurance that we will list on any exchange or market for trading.

Estimates and Financial Statements. The information in this Form 10-KSB consists of and relies upon evaluation and estimates made by management. Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon accurate evaluations.

No Foreseeable Dividends. We have not paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

GOVERNMENT  REGULATIONS

Generally, the Company will be required to receive regulatory approval from various governmental agencies to conduct its operations. These regulatory approvals will require the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. The Company makes a continuing effort to anticipate regulatory, political, and legal developments in its principal markets in the Asian, North and South American markets that might affect its operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact its future financial condition or earnings. The Company however does expect that its scooter will comply with all governing regulations in those countries that it intends to sell its product.

DEPENDENCE  ON  CERTAIN  CUSTOMERS

Although we have no key customers at the present time, we expect that if our development work is successful, we will likely become dependent, at least initially, upon one or very few key customers. Such dependence could prove to be risky in the event that one or more such potential customers were to be lost and not replaced. The Company relies heavily on its network of distributors to contract with our customers.

RESEARCH  AND  DEVELOPMENT

Under the terms of the agreement with the inventor, the inventor is responsible for all research and development work.

During  the  last  two  fiscal years, we spent $nil on research and development.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

At the present time there is no direct financial or competitive effect upon our business as a result of any need to comply with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES

As of December 31, 2002, the Company's employees consist of one consultant who is an officer of the Company, and one administrative employee. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The Company's executive offices are located at 701 5th Avenue, 36th floor, Seattle, Washington, 98109. The premises are 500 square feet and are subleased from the Mr. Atsushi Maki, a director and majority shareholder of the Company, on a month to month basis at a monthly rental amount of $1,500. The Company maintains an office at 2-18 Kyobashi Chuo-ku, Tokyo, Japan 104-0031. The premises are 2,000 square feet and approximately 1,000 square feet is provided rent free to the Company by Mr. Maki. The rental value of these premises is estimated to be $7,000 per month on a month-to-month basis. The Company believes additional lease space at this location will be available to support its future growth.

The above agreements between the Company and Mr. Maki are oral arrangements. Other than as indicated, no other rental expenses will be charged to the Company by Mr. Maki for such periods. The conditions of both premises are good.

ITEM  3.   LEGAL  PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There is no public market for the Company's equity securities. The Company intends to establish a public market for its common stock in the United States. The Company will seek a market maker to file a Form 211 application with the NASD in order for its common stock to be quoted on the over the counter bulletin board of the NASD. The application will be subject to the review and approval of NASD. As of December 31, 2002, (i) there are no outstanding warrants or options to purchase, or securities convertible into common stock of the Company and (ii) 46,436,400 shares of common stock can be sold pursuant to Rule 144. Under Rule 144, shareholders whose restricted shares meet the rule's one year holding provisions, including persons who may be deemed affiliates of the Company, may resell restricted securities in broker's transactions or directly to market makers, provided the number of shares sold in any three month period is not more than the greater of 1% of the total shares of common stock then outstanding or the average weekly trading volume for the four calendar week period immediately prior to each such sale. After a non affiliated shareholder meets the two year holding period of the rule, restricted securities may be resold without regard to the above restrictions. Restricted securities held by affiliates must continue, even after the two year holding period, to meet the resale limitations discussed above.

If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As of December 31, 2002, there are 92 shareholders of record of the Company's common stock.

DIVIDEND  POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future.
Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. We issued 50,000 shares of our Common Stock to a supplier for services in November, 2003.

The  above  common  stock  issuances  were  exempt from registration pursuant to
Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 504 of Regulation D promulgated under the Act and under Regulation S promulgated under the Act.

Rule 504 provides that the aggregate offering price of the securities issued during any 12 month period can not exceed $1,000,000. In addition, no advertisement or general solicitation can be used in connection with any offer or sale of securities. Each recipient of securities in each such transaction represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on and persons acting on behalf of any of the foregoing, and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing. An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The Company has complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that each persons is a non-U.S. person with address in a foreign country and having each persons made representation to the Company certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption therefrom, or in accordance with the provisions of the Regulation.

ITEM  6:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Company  Overview
-----------------

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the sub-license to the technology described below, and conducting preliminary marketing efforts.

Plan  Of  Operations
--------------------

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing of a lightweight electrical motor scooter.

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder. The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for sales and marketing and other general working capital needs related to the commencement of operations. The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by these discussions, it cannot predict whether it will be successful in raising any capital.

Prototypes of the product will be completed during the first quarter of 2003. One of these will be shipped to a Beijing Company which it expects to lead to a joint venture with a prospective Taiwanese Company to manufacture the scooters in Beijing. which has both manufacturing and marketing capability in Southeast Asia.

The Company expects distribution to begin in the United States in the Fall of 2003.

The results of operations during the year of 2002 were a loss of $190,139, compared with a loss of $39,459 in the year 2001. The principal expenses of the 2002 period were consulting and travel, primarily directed to the acquisition of the licensing agreement and planning for production and marketing activities.

The Company's cash requirements for the next 12 months are estimated to be $500,000 which funds will be used to commence its operations. Of this amount, the Company has allocated; $150,000 for administrative, office expenses and travel, and the balance of funds will be used for marketing expenses. We anticipate that an agreement will be formalized for production of scooters in Beijing (see "Manufacturing and Suppliers"). Marketing expenses include costs for printed marketing materials, product demonstrations, trade shows and exhibitions, and travel and entertainment expenses for our targeted markets of Japan and North America. General working needs includes salaries payable to existing and projected staff personnel, and office overhead for its Seattle and Tokyo offices. Presently, other than the Company's president, the Company employs one administrative assistant and one consultant. The commencement of production is expected to take place in the third quarter of 2003.

The Company is seeking to raise a minimum of $500,000 in the next 12 months to support its working capital needs as described above. The funds may be procured through the public or private offering of its debt or equity securities.
Proceeds in excess of $500,000, if any, will be held in a working capital reserve to meet the working capital needs of the Company beyond the projected 12 months period. The Company has entered into discussions with a number of investors concerning an investment in the Company, however, at this time it has not received commitments from any source, other than as described above. Although the Company is encouraged by its discussions, with such investors it cannot predict whether it will be successful in raising any capital.

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

The Company expects to deliver its finished products within one month from order placement and will require customers to pay at least 50% of the purchase price as a down payment for each order. If the Company is successful in raising a minimum of $500,000, the Company believes that, this funding, along with bank borrowings, and cash flow from the sale of its products, will enable the Company to maintain its operations for the next 12 months. As of this date, the Company has not established a line of credit with any lending institution. Moreover, the Company cannot predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $500,000, it may not be able to complete its plan of operations as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

During 2002, we did not issue any new common stockThe loss for the year of $190,139 included $ 14,487 of non-cash items.

As at December 31, 2002, we had a cash balance of $208,901, and current liabilities of $130,000.

ITEM  7.   FINANCIAL  STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors  and  Executive  Officers  of  the  Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:


Name         Age        Position
Charlie Lan   44        Chairman, President, Chief Financial Officer
                        and Secretary and Director


BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The present and principal occupations of our director and executive officer during the last five years are set forth below:

Charlie Lan has been Chairman, President, Chief Financial Officer, and Secretary and a director of the Company since October 10, 2001. From 1998 to August 2001, Mr. Lan was the director and president of New Century Ltd., a British Columbia company providing business consulting and financial services to companies located primarily in Canada and in the Pacific Rim. From 1996 to 1998, he was Vice President of Le Heng International Corp., a Hong Kong corporation, and was responsible for marketing real estate properties intentionally. In addition, during these periods, he was involved in real estate development projects in Hong Kong and British Columbia.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we might determine that none of our officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

However, we have knowledge that the following persons failed to timely file reports required to be filed by Section 16(a) as follows:

Number  of  late  reports:

Each of Amanasu Corporation and Mr. Lan failed to file a Form 3 on a timely basis upon the Company becoming a reporting company on December 18, 2002. However, each of Mr. Lan and Amanasu Corporation have now filed a Form 3 and a Form 5.

Number  of  transactions  that  were  not  reported  on  a  timely  basis:

The number of transactions which were not reported on a timely basis was 2 for each of Mr. Lan and Amanasu Corporation.

As  at  the  date  of  this  report,  all  Forms  3,  4  and  5  are  current.

Audit  Committee  Financial  Expert

Our board of directors has not elected an audit committee due to the fact that we have only one director. However, Mr. Lan has experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

ITEM  10.  EXECUTIVE  COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year.


                                Annual Compensation                  Long Term Compensation
                                                              Awards               Payouts
                                                                             Securities
                                                                             Under-
                                                                             lying
                                             Other Annual  Restricted Stock  Options/    LTIP (2)  All Other
Name and Principal         Salary    Bonus   Compensation  Award(s)          SARs        Payout   Compensation
Position             Year  ($) (3)    ($)         ($)        (#)             (1)(#)        ($)       ($)

Charlie Lan,        2002   Nil       Nil       Nil          Nil              Nil         Nil        Nil
President, CEO      2001   Nil       Nil       Nil          Nil              Nil         Nil        Nil
CFO and Director    2000   Nil       Nil       Nil          Nil              Nil         Nil        Nil


(1) "SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

The Company and its sole officer have agreed that he will not receive any other compensation beyond year 2002 until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. However, until the Company reaches profitability for a full fiscal quarter, the officer has agreed to devote his full business time to the affairs of the Company. The Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the fiscal years 2001 and 2002.

The Company's director received no fees for his services in such capacity, however, he may be reimbursed for expenses incurred by him in connection with the Company's business.

We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by us to any of our Officers or Directors. Directors receive no compensation for their service as such. Compensation of officers and directors is determined by our Board of Directors and is not subject to shareholder approval.

The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2002 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2002.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND YEAR END OPTION VALUES


                                                     Number of
                                                     Unexercised    Value of
                                                     Options at     Unexercised
                                                     Years End      Options at Year End
              Shares Acquired                        Exercisable /  Exercisable /
Name          On Exercise (#)    Value realized ($)  Unexercisable  Unexercisable
------------  ----------------  --------------------  -------------  -------------

Charlie Lan   -0-                   -0-              -0-            -0-

We  do  not  have  any  Long  Term  Incentive  Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table identifies, as of December 31, 2002, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,436,400 shares of common stock of the Company which are issued and outstanding as of December 31, 2002. The address for each individual below is 701 5th Avenue, 36th Floor, Seattle, Washington 98109, the address of the Company.


Title of Security           Name and Address of    Amount and Nature of
                            Beneficial Owner       Beneficial Ownership (1)  Percent of Class

                           Amanasu Corporation(2)
                           #902 Ark Towers,
                           1-3-40
                           Roppongi, Minatoku
Common Stock               Tokyo, Japan              35,000,000              75.4%
Common Stock               Atsushi Maki(3)           35,000,000              75.4%
Common Stock               Charlie Lan                  275,000                 *%
Common Stock               Takashi Yamaguchi            210,000
                           Officers and Directors
                            as a Group (2 persons)   35,275,000              76%

(1). "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or
     (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). Mr. Atsushi Maki is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.

(3). Includes  35,000,000  shares  of  common stock held by Amanasu Corporation,

*Less than one percent of the issued and outstanding on December 31, 2002 which was 46,386,400

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Effective February 10, 2000, Amanasu Corporation, formerly Family Corporation, the Company's largest shareholder, obtained the exclusive, worldwide rights to the technologies pursuant to a licensing agreement with its inventors. Amanasu Corporation paid the inventors the sum of $160,000, and transferred to the inventors 1,000,000 shares of common stock of the Company that it later received when it sub-licensed the technology to the Company.

Thereafter, on March 10, 2000, Amanasu Corporation sub-licensed to the Company the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement. As required under the sub-license agreement, the
Company:

- issued to Amanasu Corporation 17,000,000 shares of common stock and an option to acquire 20,000,000 shares of common stock at $0.02 per share.

-    agreed  to  pay  Amanasu  Corporation  the  sum  of  $160,000.

- issued an additional 6,350,000 shares of its common stock, valued at $6,350 to third parties. These shares consisted of: 2,700,000 shares to Mr. Atsushi Maki, 3,000,000 shares to three persons to perform marketing services for the Company, and 650,000 shares to three technical consultants of a company owned by the principal inventor.

In October 2001, Amanasu Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $400,000 to the Company. In connection with the $160,000 amount due Amanasu Corporation under the sub-license agreement, $100,000 has been paid and $60,000 is outstanding. The amount is due on demand. Mr. Atsushi Maki is a director and a majority shareholder of the Company and the sole shareholder of Amanasu Corporation. The Company has valued the sub-license agreement at $160,000, which equals the cash amount paid by Amanasu Corporation to the inventors.

The Company's executive offices located in Seattle, Washington are subleased from the Mr. Atsushi Maki, a majority shareholder of the Company, commencing with fiscal 2002 on a month to month basis at a monthly rental amount of $1,500. The Company believes that the terms of this lease agreement are consistent with market conditions in the area and are no less favorable than terms obtainable from independent third parties. The Company maintains an office at 2-18 Kyobashi Chuo-ku, Tokyo, Japan 104-0031. The premises are provided rent free to the Company by Mr. Maki. The rental value of these premises is estimated to be $7,000 per month on a month-to-month basis.

ITEM  13(a).  EXHIBITS.


ITEM  13(a).  EXHIBITS.


Number    Description
   3.1    Articles of Incorporation of the Company                                     (1)
   3.2    Certificate of Amendment to Articles of Incorporation                        (1)
   3.3    Certificate of Amendment to Articles of Incorporation                        (1)
   3.4    Certificate of Amendment to Articles of Incorporation                        (1)
   3.5    Amended and Restated By - Laws of the Company                                (1)
  10.1    License agreement between the Company and Yasunori Takahashi, Yoshiaki
          Takahashi and Y.T. Magnet Corporation, dated February 10, 2000               (1)
  10.2    Agreement between Family Corporation and the Company dated March 10,
         2000                                                                          (1)
  10.3    Consulting Agreement made as of May 12, 2002                                 (2)
  99.1    Certification of Charlie Lan, Chairman, President, Secretary, Chief Financial
          Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            (2)

(1)     Incorporated  by  reference  from  Form  10-SB/A filed on June 21, 2002.
(2)     Filed  herein.

Independent  Auditor's  Report
Independent  Auditor's  Report
Balance  Sheets
Statements  of  Operations
Statement  of  Stockholders'  Equity
Statements  of  Cash  Flows

Notes  to  the  Financial  Statements

ITEM  13(b).  REPORTS  ON  FORM  8-K.

None.

ITEM  14.  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

As of February 28, 2003, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMANASU  TECHNOLOGIES  CORPORATION


                                          By:  /s/  Charlie  Lan
                                          ----------------------
                                          Charlie  Lan,  Chairman,  President,
                                          Chief  Financial  Officer  and
                                          Director

Dated:  March  21,  2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature              Title                                      Date
---------              -----                                      ----
/s/  Charlie  Lan
-----------------
Charlie Lan             President, Chairman, Chief
                        Officer, Secretary and Director         3/  21  /  03



                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------
                         AND PRINCIPAL FINANCIAL OFFICER
                         -------------------------------

I,  Charlie  Lan,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Amanasu Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  27,  2003

/s/  Charlie  Lan
-----------------
Charlie  Lan
Chairman,  President,  Secretary  and  Chief  Financial  Officer

                                  EXHIBIT INDEX


Number    Description
   3.1    Articles of Incorporation of the Company                                     (1)
   3.2    Certificate of Amendment to Articles of Incorporation                        (1)
   3.3    Certificate of Amendment to Articles of Incorporation                        (1)
   3.4    Certificate of Amendment to Articles of Incorporation                        (1)
   3.5    Amended and Restated By - Laws of the Company                                (1)
  10.1    License agreement between the Company and Yasunori Takahashi, Yoshiaki
          Takahashi and Y.T. Magnet Corporation, dated February 10, 2000               (1)
  10.2    Agreement between Family Corporation and the Company dated March 10,
         2000                                                                          (1)
  10.3    Consulting Agreement made as of May 12, 2002                                 (2)
  99.1    Certification of Charlie Lan, Chairman, President, Secretary, Chief Financial
          Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            (2)

(1)     Incorporated  by  reference  from  Form  10-SB/A filed on June 21, 2002.
(2)     Filed  herein.

Independent  Auditor's  Report
Independent  Auditor's  Report
Balance  Sheets
Statements  of  Operations
Statement  of  Stockholders'  Equity
Statements  of  Cash  Flows

                        AMANASU TECHNOLOGIES CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements

                                DECEMBER 31, 2002

                        AMANASU TECHNOLOGIES CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002







                                    CONTENTS
                                    --------



                                                                 Page
                                                                 ----

Accountant's  Audit  Report                                         1

Balance  Sheet                                                      2

Statements  of  Operations  and  Deficit  Accumulated
     During  Development  State                                     3

Statements  of  Changes  in  Stockholder's  Equity                  4

Statements  of  Cash  Flows                                         5

Notes  to  Financial  Statements                                    6

Board  of  Directors
Amanasu  Technologies  Corporation

I have audited the accompanying balance sheet of Amanasu Technologies Corporation (a development stage company) as of December 31, 2002, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Technologies Corporation as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Robert  G.  Jeffrey

ROBERT  G.  JEFFREY

March  29,  2003
Wayne,  New  Jersey

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002




ASSETS
-------
Current Assets:
Cash                                                        $ 208,901
                                                            ----------
TOTAL CURRENT ASSETS                                          208,901

Fixed Assets:
    Automobile                                                  1,500
        Less, accumulated depreciation                             75
                                                            ----------
NET FIXED ASSETS                                                1,425
                                                            ----------

Other Assets:
    Licensing agreement                                       160,000
        Less, accumulated amortization                         18,824
                                                            ----------
TOTAL OTHER ASSETS                                            141,176
                                                            ----------

TOTAL ASSETS                                                $ 351,502
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current Liabilities:
    Amount due for licensing agreement                      $  60,000
    Shareholder deposits for capital stock                     70,000
                                                            ----------

TOTAL CURRENT LIABILITIES                                     130,000
                                                            ----------


Stockholders' Equity:
Common stock:  authorized 100,000,000 shares of $0.001 par
value; 46,436,400 issued and outstanding                       46,436
Additional paid-in capital                                    405,964
Deficit accumulated during development stage                 (230,898)
                                                            ----------

TOTAL STOCKHOLDERS' EQUITY                                    221,502
                                                            ----------

Total Liabilities and Stockholders' Equity                  $ 351,502
                                                            ==========




   The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE



                                                   December 1, 1997
                              Year       Year      (Date of Inception)
                              2002       2001      To December 31, 2002
Revenue - interest income  $   2,861   $      -   $               2,861

Expenses                     193,000     39,459                 233,759
                           ----------  ---------  ----------------------

Loss accumulated
during development stage   $(190,139)  $(39,459)  $            (230,898)
                           ==========  =========  ======================


Net loss per share -       $       -   $      -
    Basic and Diluted      ==========  =========


   The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 2002, 2001


                                                                            Deficit Accumulated
                                                                                    During
                                   Common Stock                   Additional      Development
                                        Shares       Amount     Paid in Capital      Stage      Total
Balance, December 31, 2000            20,000,000   $  20,000   $        (18,600)  $   (1,300)  $    100

Shares issued as fees connected with
acquisition of licensing agreement
                                       6,350,000       6,350             (6,350)

Shares issued as compensation         20,000,000      20,000            380,000                 400,000

Shares issued to investors                36,400          36             45,964                  46,000

Net loss for period                                                     (39,459)                (39,459)
                                                                      ----------              ----------

Balance, December 31,2001             46,386,400      46,386            401,014      (40,759)   406,641

Shares issued for services                50,000          50              4,950                   5,000

Net loss of period                                                      (190,139)              (190,139)
                                                                      -----------              ---------

Balance, December 31, 2002            46,436,400   $  46,436   $        405,964   $( 230,898)  $221,502
                                      ===========  ==========  =================  ===========  ========



   The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                 December  1,
                                                                 1997 to
                                                                (Date  of
                                                                 Inception)
                                                                 to December
                                                Year       Year  31,  2002
                                                2002       2001
CASH FLOWS FROM OPERATIONS:
Net loss                                     $(190,139)  $(39,459)  $(230,898)
Charges not requiring the outlay of cash:
    Depreciation and amortization                9,487      9,412      18,899
    Services provided for common stock           5,000          -       6,300
                                             ----------  ---------  ----------

             NET CASH CONSUMED BY
                 Operating Activities         (175,652)   (30,047)   (205,699)
                                             ----------  ---------  ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchase of automobile                          (1,500)         -      (1,500)
Partial payment of amount due for licensing
Agreement                                     (100,000)         -    (100,000)

            NET CASH CONSUMED BY
                INVESTING ACTIVITIES          (101,500)         -    (101,500)
                                             ----------             ----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuances of common stock                            -    446,100     446,100
Shareholder deposits for common stock           70,000          -      70,000
                                             ----------  ---------  ----------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES            70,000    446,100     516,100
                                             ----------  ---------  ----------

            NET CHANGE IN CASH BALANCES       (207,152)   416,053     208,901

Cash balance, beginning of period              416,053          -           -

Cash balance, end of period                  $ 208,901   $416,053   $ 208,901
                                             ==========  =========  ==========


   The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  of  Company
The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. The present name was adopted May 30, 2001.

Business
The Company has acquired worldwide licensing rights for certain patented magnetic and power generating technology. It is the intention of the Company to license these rights for use by others.

Development  Stage  Accounting
The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2002, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products. No revenue had been realized through December 31, 2002.

Basis  Of  Presentation
The Company has incurred losses from inception to December 31, 2002 of $230,898. Capital was raised in the amount of $446,000 in 2001 through the issuance of 20,036,400 shares of common stock. This is expected to provide adequate financing to allow the Company to begin using its licensing rights.

Cash
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fixed  Assets
Fixed assets, when acquired, will be recorded at cost. Depreciation will be computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

                        AMANASU TECHNOLOGIES CORPORATION
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)

Intangible  Assets
Intangible assets are recorded at cost. Amortization is provided by straight line methods, using a life of 17 years for the sub-licensing agreement, which is based on the life of the underlying patent.

Licensing  Agreement
During the year 2000, the Company acquired the world-wide licensing rights for certain patented magnetic and power generating technology from a corporation which is the majority owner of Company stock. As consideration for this agreement, the Company paid the following to this corporation: 17,000,000 shares of common stock which were issued during the year 2000; an option for an additional 20,000,000 shares of common stock, with an option price of $.02 per share; and the Company obligated itself to pay $160,000 by December 31, 2001. Payment was not made at that time; $100,000 was paid during 2002, and the $60,000 balance is now due on demand. An additional 6,350,000 shares of common stock were issued during 2001 in connection with the acquisition of the licensing agreement, 2,600,000 of which were issued to the president of the corporation from which the licensing agreement was acquired. A value of $160,000 has been assigned to this intangible asset.

Income  Taxes
Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards.

Use  Of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Advertising  Costs
The Company will expense advertising costs when the advertisement occurs. There has been no spending thus far on advertising.

Segment  Reporting
Management  will  treat  the  operations  of  the  Company  as  one  segment.

                        AMANASU TECHNOLOGIES CORPORATION
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


2.     RELATED  PARTY  TRANSACTIONS

Awards of common stock and a cash payment are described in Note 1, under "Licensing Agreement."

The Company contracted for administrative services during 2002 with the wife of the president of a corporation which owns a majority of the outstanding Company stock. Compensation for these services is $3,500 per month.

3.     EXPENSES

Expenses consist of consulting services, bank charges, and amortization of the sub-licensing agreement.

4.     INCOME  TAXES

The Company has experienced losses since its inception which have totaled $230,898. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2021 and 2022.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

            Deferred  Tax  Assets     $78,505
            Valuation  Allowance       78,505
                                     --------
            Balance  Recognized        $    -
                                        =====

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------


5.     EARNINGS  PER  SHARE

Year  2001

                      NET LOSS   AVERAGE SHARES OUTSTANDING   PER SHARE AMOUNT
LOSS ALLOCABLE TO
COMMON SHAREHOLDERS  $ (39,459)   28,596,6003                 $               -

Year  2002

                      NET LOSS   AVERAGE SHARES OUTSTANDING   PER SHARE AMOUNT
LOSS ALLOCABLE TO
COMMON SHAREHOLDERS  $(190,139)  46,392,650                   $               -


6.     RENTALS  UNDER  OPERATING  LEASES

The Company has made its offices in quarters which are rented on a month to month basis. Rent expense totaled $53,740 during 2002; there was no rent expense during 2001.

7.     SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS  INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash financing and investing activity occurred during the years 2001 and 2002:

As partial consideration for the acquisition of the licensing agreement, the Company obligated itself to make a $160,000 payment by December 31, 2001, and to issue 6,350,000 shares during 2001. The shares were issued during 2001 but only $100,000 was paid, the payment having been made in 2002.