Form 10QSB
period 2003-03-31
AMANASU TECHNOLOGIES CORP
filed 2003-05-14
CIK 1168663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

For  the  quarterly  period  ended  MARCH  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-32905

                        AMANASU TECHNOLOGIES CORPORATION
                        --------------------------------
        (Exact name of Small Business Issuer as specified in its charter)
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

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of the latest practicable date:   46,436,400 SHARES OF COMMON STOCK
ISSUED  AND  OUTSTANDING  AS  OF  MAY  13,  2003.

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2003 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                        AMANASU TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)








                                 C O N T E N T S



                                                       Page
                                                       ----

Balance  Sheets                                           1

Statements  of  Operations  and  Deficit  Accumulated
   During  Development  Stage                             2

Statements  of  Cash  Flows                               3

Notes  to  Financial  Statements                          4

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                          March 31,  DECEMBER 31,
                                                            2003           2002
                                                          (Unaudited)   (Audited)
                                                         ------------  ----------
ASSETS
-------

Current Assets:
    Cash                                                  $    86,496   $ 208,901
                                                          ------------  ----------
             Total current assets                              86,496     208,901

Fixed Assets:
    Automobile                                                  1,500       1,500
        Less accumulated depreciation                             217          75
                                                          ------------  ----------
             Net fixed assets                                   1,283       1,425
                                                          ------------  ----------

Other Assets:
    Licensing agreement                                       160,000     160,000
                                                          ------------  ----------
        Less accumulated amortization                          21,177      18,824
                                                          ------------  ----------
             Total other assets                               138,823     141,176
                                                          ------------  ----------

Total Assets                                              $   226,602   $ 351,502
                                                          ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Amount due for licensing agreement                    $    60,000   $  60,000
    Shareholder deposits for capital stock                          -      70,000
                                                          ------------  ----------
             Total current liabilities                         60,000     130,000
                                                          ------------  ----------
Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of
    $.001 par value; issued and outstanding - 46,656,400
    and 46,436,400 respectively                                46,656      46,436
Additional paid-in capital                                    490,744     405,964
Deficit accumulated during development stage                 (370,798)   (230,898)
                                                          ------------  ----------
             Total stockholders' equity                       166,602     221,502
                                                          ------------  ----------
Total Liabilities and Stockholders' Equity                $   226,602   $ 351,502
                                                          ============  ==========

   The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)



                                                                    DECEMBER 1, 1997
                               Quarters Ended March 31,          (Date of Inception)
                                    2003       2002                To March 31, 2003
                               ---------  -----------              -----------------
Revenue:
    Interest income           $     265    $    418                $      3,126
Expenses                        140,165      20,771                     373,924
                               ---------  ----------                   ---------
Loss accumulated
during development stage      $ (139,900)  $(20,353)                  $(370,798)
                               =========  ==========                   =========
Loss Per Share -
Basic and Diluted             $    -       $   -
                               =========  ===========
Average shares
    outstanding               46,573,066   46,392,650
                               =========  ===========

  These accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              DECEMBER 1, 1997
                                 Quarters Ended March 31,     (Date of Inception)
                                   2003         2002           To March 31, 2003
                                -----------  -----------        -----------------
CASH FLOWS FROM OPERATIONS:
Net loss                       $   (139,900)  $  (20,353)  $         (370,798)
Changes not requiring the outlay of cash:

Depreciation and amortization          2,495        2,353               21,394
Services provided for common stock    15,000            -               21,300
                                  -----------     ------------    ----------------
NET CASH CONSUMED BY
Operating Activities                (122,405)      (18,000)           (328,104)
                                  -----------     ------------    -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of automobile                 -              -                 (1,500)
Partial payment of amount due for
licensing agreement                    -          (100,000)           (100,000)
                                -----------     ------------     -----------------
NET CASH CONSUMED BY
INVESTING ACTIVITIES                   -          (100,000)           (101,500)
                                -----------     ------------     -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuances of common stock              -            10,000              516,100
                                -----------     ------------     -----------------
Net Cash Provided By
FINANCING ACTIVITIES                   -            10,000              516,100
                                -----------     ------------     -----------------

Net Change In Cash                 (122,405)      (108,000)              86,496
Cash balance, beginning of period   208,901        416,053                 -
                                -----------     ------------     -----------------
Cash balance, end of period      $   86,496      $ 308,053          $    86,496
                                ===========     ===========      =================

  These accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2002.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Forward  Looking  Statements
----------------------------

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2002.

COMPANY  OVERVIEW

The Company was organized December 1, 1997. Its operations to date have been limited to obtaining the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet. The Company intends to use the technologies to produce a lightweight, electrical motor scooter to compete in the emerging, light electric vehicle industry. The Company intends to manufacture and sell the motor scooter to its initial target markets of Japan, Taiwan and China, and Korea.


PLAN  OF  OPERATIONS

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and selling its motor scooter product.

Effective March 10, 2000, we obtained the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement, which was sublicensed from Amanasu Corporation. As required under the sub-license agreement, we:

- issued to Amanasu Corporation 17,000,000 shares of common stock and an option to acquire 20,000,000 shares of common stock at $0.02 per share, which was exercised by Amanasu Corporation in October 2001.

- agreed to pay Amanasu Corporation the sum of $160,000, of which $100,000 has been paid and the balance is due on demand.

- issued an additional 6,350,000 shares of our common stock, valued at $6,350 to third parties. These shares consisted of: 1,000,000 shares to each of Wanxuan Lei, Shiyang Lei, and Jufang Zhang; 100,000 shares to Tokuo Goshima, 500,000 shares to Yamaguchi Takashi, and 50,000 shares to Machiaki Iwasaka; and 2,700,000 shares to Mr. Atsushi Maki.

The sublicense agreement subjects the Company to the terms and conditions of the original license agreement, and as a result, we are required to pay the inventors a royalty of two percent of the gross receipts from the sale of products using the technology. The term of the sublicense agreement is 30 years from the date of the agreement between the Amanasu Corporation and the inventors. However, if the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensors may terminate the agreement. The company has valued the sublicense agreement at $160,000, which equals the cash amount paid by Amanasu Corporation to the inventors.

The Company did not issue any common stock during 2002. The Company intends to raise $300,000 during 2003 through the private placement of its common stock. The proceeds of such private placements will be used to continue the development and market planning of its two products, and for other general working capital needs.

The Company's activities over the next twelve months will be devoted to the establishment of a distribution network in North America and Japan, and the hiring of limited staff to conduct its business.

The Company has made arrangements with a scooter company in Beijing to manufacture the scooter. We anticipate that we will finalize the formal contract during late 2003. The Beijing facility has the capability to manufacture 20,000 to 35,000 scooters per month under present manufacturing conditions. The principal inventor will supply the proprietary motor magnet, and will assemble the motor from the manufactured components at his Tokyo factory. The non-magnet motor components will specially manufactured in accordance with Company specifications by Miyako Denki Co. and Sanwa Electronics Co., both located Tokyo. The principal inventor also will supply the battery, which will be manufactured in Beijing, China. All components will be shipped to the sub-contract facility in Beijing for final assembly. The Company believes these arrangements will be sufficient to meet the Company's production needs for the foreseeable future in its initial target markets of Japan, Taiwan, China, Korea and North America. The Company has not entered into any written contracts with providers of equipment or services related to the scooter. While the Company may maintain single sources for the manufacture or supply of various components, other than the motor or the magnet, it believes that other sources for such components are available if necessary. The Company will rely solely upon the inventor for the manufacture of the motor and magnet, however, the Company has the technical know-how to manufacture these products, if necessary. The inventor will supply the motor, including the magnet, and the battery at a cost equal to the actual component cost plus 10% to cover labor and overhead. The cost for all other components will be a fixed price per item.

The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital, which capital is essential to its plan of operations.

The results of operations during the first quarter of 2003 were a loss of $139,900 compared with a loss of $20,353 in the comparable 2002 period.

The Company will require a minimum of $300,000 to satisfy its cash requirements of the next twelve months. If the Company is successful in raising this money, it will commence production and marketing of units of the Amanasu furnace to prospective customers in the Pacific Rim. The Company can not predict whether it will be successful in its capital raising efforts. If the Company is not successful in raising $300,000, it may not be able to complete its plan of operations.


ITEM  3.      CONTROLS  AND  PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.          Legal  Proceedings

                  NONE

Item  2.          Changes  in  Securities  and  Use  of  Proceeds

                  NONE

Item  3.          Defaults  Upon  Senior  Securities:

                  NONE

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders:

                  NONE

Item  5.          Other  Information:

                  NONE

Item  6.          Exhibits  and  Reports  on  Form  8K

             (a)  Exhibits

                  99.1 Certification of Charlie Lan, Chairman, President (Principal Executive Officer), and Chief Financial
                  Officer (Principal Financial Officer) pursuant to18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


             (b)  Reports  on  Form  8-K

                  There were no Forms 8-K filed during the period of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMANASU  TECHNOLOGIES  CORPORATION


                                    By:  /s/  Charlie  Lan
                                    Charlie  Lan,  Chairman,  President,
                                    Chief  Financial  Officer  and  Director

Dated:  May  12,  2003


CERTIFICATION  BY  PRINCIPAL  EXECUTIVE  OFFICER AND PRINCIPAL FINANCIAL OFFICER

I,  Charlie  Lan,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Amanasu Technologies Corporation;

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

Date:  May  12,  2003

/s/  Charlie  Lan
-----------------
Charlie  Lan
Chairman,  President  and  Chief  Financial  Officer
(Principal  Executive  Officer)
(Principal  Financial  Officer)