Form 10KSB/A
period 2002-12-31
AMANASU TECHNOLOGIES CORP
filed 2003-07-21
CIK 1168663

15
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                   FORM 10-KSB/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 18, 2003 , computed by reference to the price at which the stock was sold on that date: n/a.

The number of shares outstanding of the registrant's Common Stock, no par value, as of July 18, 2003 was 46,656,400 common shares.

Documents  incorporated  by  reference:  See  Exhibits.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes ( ) No (X).

                        AMANASU TECHNOLOGIES CORPORATION
                        --------------------------------
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART  I                                                                       5
ITEM  1.   DESCRIPTION  OF  BUSINESS                                          5
GENERAL                                                                       5
BUSINESS  OF  THE  COMPANY  AND  PRODUCTS                                     5
    Overview  and  History                                                    5
    License Agreement                                                         5
    Sub-License Agreement                                                     6
    Background of Technology                                                  7
    Description of Technology                                                 7
    Description on Product                                                    8
COMPETITION                                                                   9
    Manufacturer and Suppliers                                                9
MARKETING                                                                    10
PATENTS,  TRADEMARKS,  LICENCES,  FRANCHISES,  CONCESSIONS,  ROYALTY
AGREEMENTS, LABOR  CONTRACTS,  INCLUDING  DURATION                           11
RISK  FACTORS                                                                12
GOVERNMENT  REGULATIONS                                                      14
DEPENDENCE  ON  CERTAIN  CUSTOMERS                                           15
RESEARCH  AND  DEVELOPMENT                                                   15
COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS               15
NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES          15
ITEM  2.   DESCRIPTION  OF  PROPERTY                                         15
ITEM  3.   LEGAL  PROCEEDINGS                                                15
ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       16
PART  II                                                                     16
ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS    16
DIVIDEND  POLICY                                                             17
RECENT  SALES  OF  UNREGISTERED  SECURITIES                                  17
ITEM  6:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS    18
LIQUIDITY  AND  CAPITAL  RESOURCES                                           18
ITEM  7.   FINANCIAL  STATEMENTS                                             20
ITEM  8.   CHANGES  IN  AND  DISAGREEEMENTS  WITH  ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL  DISCLOSURE                                         20
PART  III                                                                    20
ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE  WITH  SECTION  16  (a)  OF  THE  EXCHANGE  ACT.         20
ITEM  10.  EXECUTIVE  COMPENSATION                                           21
ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    22
ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                23
ITEM  13(a).  EXHIBITS.                                                      24
ITEM  13(b).  REPORTS  ON  FORM  8-K.                                        25
ITEM  14.  CONTROLS  AND  PROCEDURES                                         25
SIGNATURES                                                                   26

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. We issued 50,000 shares of our Common Stock to a supplier for services in November, 2002 .

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
                        and Secretary and Director


(1) Mr. Lan resigned on May 15, 2003 as Chairman, President, CFO, Secretary and Director. Masafumi Hata has resumed these vacant positions effective May 15, 2003.



BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The present and principal occupations of our director and executive officer during the last five years are set forth below:

Charlie Lan has been Chairman, President, Chief Financial Officer, and Secretary and a director of the Company since October 10, 2001. From 1998 to August 2001, Mr. Lan was the director and president of New Century Ltd., a British Columbia company providing business consulting and financial services to companies located primarily in Canada and in the Pacific Rim. From 1996 to 1998, he was Vice President of Le Heng International Corp., a Hong Kong corporation, and was responsible for marketing real estate properties intentionally. In addition, during these periods, he was involved in real estate development projects in Hong Kong and British Columbia. Mr. Lan resigned on May 15, 2003.

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

However, we have knowledge that the following persons failed to timely file reports required to be filed by Section 16(a) as follows:

Number  of  late  reports:


Each  of  Amanasu  Corporation,  Mr. Lan, Mr. Maki and Mrs. Lei failed to file a
Form 3, Form 4 and Form 5 on a timely basis upon the Company becoming a reporting company on December 18, 2002. However, each of Amanasu Corporation, Mr. Lan, Mr. Maki and Mrs. Lei have now filed a Form 3 and a Form 5.


Number  of  transactions  that  were  not  reported  on  a  timely  basis:


The number of transactions which were not reported on a timely basis are mentioned above for Amanasu Corporation, Mr. Lan, Mr. Maki, and Mrs. Lei


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


Title of Security           Name and Address of    Amount and Nature of
                            Beneficial Owner       Beneficial Ownership (1)  Percent of Class

                           Amanasu Corporation(2)
                           #902 Ark Towers,
                           1-3-40
                           Roppongi, Minatoku
Common Stock               Tokyo, Japan              35,000,000              75.4%

Common Stock               Atsushi Maki(3)           39,819,700              85.7%

Common Stock               Charlie Lan                  275,000                 *%

Common Stock               Lina Lei(4)                  500,000                 1%
                           Officers and Directors
                            as a Group               40,594,700              86.7%


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


(4).  Lina  Lei  is  the  spouse  of  Atsushi  Maki,  a  10%  shareholder.

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


ITEM  13(a).  EXHIBITS.


Number    Description
   3.1    Articles of Incorporation of the Company                                     (1)
   3.2    Certificate of Amendment to Articles of Incorporation                        (1)
   3.3    Certificate of Amendment to Articles of Incorporation                        (1)
   3.4    Certificate of Amendment to Articles of Incorporation                        (1)
   3.5    Amended and Restated By - Laws of the Company                                (1)
  10.1    License agreement between the Company and Yasunori Takahashi, Yoshiaki
          Takahashi and Y.T. Magnet Corporation, dated February 10, 2000               (1)
  10.2    Agreement between Family Corporation and the Company dated March 10,
         2000                                                                          (1)
  10.3    Consulting Agreement made as of May 12, 2002                                 (2)
  99.1    Certification of Masafumi  Hata , Chairman, President, Secretary, Chief Financial
          Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            (2)

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

As of July 18, 2003, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMANASU  TECHNOLOGIES  CORPORATION


                                              By:  /s/  Masafumi  Hata
                                              ------------------------
                                Masafumi  Hata,  Chairman,  President,
                              Chief  Financial  Officer  and  Director


Dated:  July 18, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature              Title                                      Date
---------              -----                                      ----

/s/  Masafumi  Hata
-------------------
Masafumi  Hata         President, Chairman, Chief
                       Officer, Secretary and Director         July 18, 2003




                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------
                         AND PRINCIPAL FINANCIAL OFFICER
                         -------------------------------

I,  Masafumi Hata ,  certify  that:

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


Date:  July  18,  2003

/s/  Masafumi  Hata
-------------------
Masafumi  Hata
Chairman,  President,  Secretary  and  Chief  Financial  Officer

                                  EXHIBIT INDEX


Number    Description
   3.1    Articles of Incorporation of the Company                                     (1)
   3.2    Certificate of Amendment to Articles of Incorporation                        (1)
   3.3    Certificate of Amendment to Articles of Incorporation                        (1)
   3.4    Certificate of Amendment to Articles of Incorporation                        (1)
   3.5    Amended and Restated By - Laws of the Company                                (1)
  10.1    License agreement between the Company and Yasunori Takahashi, Yoshiaki
          Takahashi and Y.T. Magnet Corporation, dated February 10, 2000               (1)
  10.2    Agreement between Family Corporation and the Company dated March 10,
         2000                                                                          (1)
  10.3    Consulting Agreement made as of May 12, 2002                                 (2)
  99.1    Certification of Masafumi  Hata , Chairman, President, Secretary, Chief Financial
          Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            (2)

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

Statements  of  Operations  and  Deficit  Accumulated
     During  Development  State                                     3

Statements  of  Changes  in  Stockholder's  Equity                  4

Statements  of  Cash  Flows                                         5

Notes  to  Financial  Statements                                    6

                                ROBERT G. JEFFREY
                           CERTIFIED PUBLIC ACCOUNTANT
                                61 BERDAN AVENUE
                             WAYNE, NEW JERSEY 07470

LICENSED  TO  PRACTICE                            TEL:973-628-0022
IN  NEW  YORK  AND  NEW  JERSEY                   FAX:973-696-9002
MEMBER  OF  AICPA                                 E-MAIL:rgjcpa@erols.com
PRIVATE  COMPANIES  PRACTICE  SECTION





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