Form 10QSB
period 2003-06-30
AMANASU TECHNOLOGIES CORP
filed 2003-08-12
CIK 1168663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June  30,  2003

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


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of the latest practicable date:   46,656,400 shares of Common Stock
issued  and  outstanding  as  of  August  1,  2003

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                Table of Contents

                                                              Page  No.

PART  I.     FINANCIAL  INFORMATION                                   3

Item  1.     Financial  Statements                                    4
             Balance  Sheet  (unaudited) (F-1)                        6
             Statement  of  Operations  (unaudited) (F-2)             7
             Statement  of  Cash  Flows  (unaudited) (F-4)            9
             Notes  to  Financial  Statements (F-5)                  10


Item  2.     Management's  Discussion  and  Analysis
             of Plan of Operations                                   11

Item  3.     Controls  and  Procedures                               19

PART  II.    OTHER  INFORMATION                                      20

Item  1.     Legal  Proceedings                                      20

Item  2.     Changes  in  Securities  and  Use  of  Proceeds         20

Item  3.     Defaults  Upon  Senior  Securities                      20

Item  4.     Submission  of  Matters  to  Vote  of
             Security  Holders                                       20

Item  5.     Other  Information                                      20

Item  6.     Exhibits  and  Reports  on  Form  8-K                   20

Signatures                                                           21

Certifications                                                       22

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2003 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                        AMANASU TECHNOLOGIES CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (UNAUDITED)

                        AMANASU TECHNOLOGIES CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (UNAUDITED)








                                 C O N T E N T S



                                                               Page
                                                               ----

     Balance  Sheets                                            F-1

     Statements  of  Operations  and  Deficit  Accumulated
          During  Development  Stage                            F-2

     Statements  of  Cash  Flows                                F-4

     Notes  to  Financial  Statements                           F-5

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                            June 30,    December 31,
                                                              2003          2002
                                                          (Unaudited)    (Audited)


ASSETS
------

Current Assets:
    Cash                                                   $ 114,910   $     208,901
                                                           ----------  --------------
             Total current assets                            114,910         208,901

Fixed Assets:
    Automobile                                                 1,500           1,500
        Less accumulated depreciation                            360              75
                                                           ----------  --------------
             Net fixed assets                                  1,140           1,425
                                                           ----------  --------------

Other Assets:
    Licensing agreement                                      160,000         160,000
        Less accumulated amortization                         23,530          18,824
                                                           ----------  --------------
             Total other assets                              136,470         141,176
                                                           ----------  --------------
Total Assets                                               $ 252,520   $     351,502
                                                           ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Amount due for licensing agreement                     $  60,000   $      60,000
    Shareholder deposits for capital stock                         -          70,000
    Shareholder advance                                       99,900            -
                                                           ----------  --------------
             Total current liabilities                       159,900         130,000
                                                           ----------  --------------
Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of
    $.001 par value; issued and outstanding - 46,656,400
    and 46,436,400, respectively.                             46,656          46,436
Additional paid-in capital                                   490,744         405,964
Deficit accumulated during development stage                (444,780)       (230,898)
                                                           ----------  --------------
             Total stockholders' equity                       92,620         221,502
                                                           ----------  --------------
Total Liabilities and Stockholders' Equity                 $ 252,520   $     351,502
                                                           ==========  ==============

   The accompanying notes are an integral part of these financial statements.
                                       F-1

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)




                                                                December 1, 1997
                                                             (Date of Inception)
                          Six Month Periods Ended June 30,      To June 30, 2003
                            2003             2002
                         ----------------------------------    -----------------

Revenue:
Interest income          $       323   $    1,374               $   3,184
Expenses                     214,205       88,709                 447,964
                         --------------    ---------            -------------

Loss accumulated
during development
stage                    $  (213,882)   $ (87,335)               $(444,780)
                         ==============   ==========            =============

Loss Per Share -
    Basic and Diluted    $     -        $     -

Weighted average
number of shares
outstanding                46,614,734     46,386,400
                         ==============   ===========

  These accompanying notes are an integral part of these financial statements.
                                        F-2

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)


                                                                December 1, 1997
                                                             (Date of Inception)
                                 Quarters Ended June 30,      To June 30, 2003
                            2003             2002
                         ----------------------------------    -----------------

Revenue:
Interest income          $        58   $      956               $   3,184
Expenses                      74,040       67,938                 447,964
                         --------------    ---------            -------------

Loss accumulated
during development
stage                    $   (73,982)  $  (66,982)             $(444,780)
                         ==============   ==========            =============
Loss Per Share -
    Basic and Diluted    $     -        $     -

Weighted average
number of shares
outstanding                46,436,400    46,386,400
                         ==============   ===========

  These accompanying notes are an integral part of these financial statements.
                                        F-3

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            Six Month Periods Ended      December 1, 1997
                                                                       (Date of Inception)
                                                   June 30,                    To June 30,
                                               2003             2002           2003
                                           -------------------------     -----------------
CASH FLOWS FROM OPERATIONS:
Net loss                                  $ (213,882)         $ (87,335)        $ (444,780)
Charges not requiring the outlay of cash:
    Depreciation and amortization              4,991              4,706             23,890
    Services provided for common stock        15,000                -               21,300
                                          --------------     ------------  ---------------

             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES       (193,891)           (82,629)         (399,590)
                                          --------------     ------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
Purchase of automobile                          -                   -              (1,500)
Partial payment of amount due for
     licensing agreement                        -               (100,000)        (100,000)

            NET CASH CONSUMED BY
                INVESTING ACTIVITIES            -               (100,000)        (101,500)
                                          --------------     ------------  ---------------
CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuances of common stock                       -                 50,000           516,100
Shareholder advance                            99,900                -              99,900
                                          --------------     ------------  ---------------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES           99,900             50,000          616,000
                                          --------------     ------------  ---------------
Net Change In Cash                            (93,991)          (132,629)          114,910

Cash balance, beginning of period             208,901            416,053              -

Cash balance, end of period                 $ 114,910         $  283,424         $ 114,910
                                          ===============     ============  ==============

  These accompanying notes are an integral part of  these financial statements.
                                        F-4

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2002.
                                       F-5

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Forward  Looking  Statements
----------------------------

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for the purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2002.

COMPANY  OVERVIEW

Amanasu Technologies Corporation (the "Company") was organized on December 1, 1997. Its operations to date have been limited to obtaining the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet. The Company intends to use the technologies to produce a lightweight, electrical motor scooter to compete in the emerging, light electric vehicle industry. The Company intends to manufacture and sell the motor scooter to its initial target markets of Japan, Taiwan, China, Korea, and North America.

Although the Company received the exclusive worldwide rights under the sub-licensing agreement, the technology is patented only in the United States and Canada. The magnet technology was patented by the inventor in the United States in November 1998 (Patent #: 5,840,133-filed February 7, 1997) and the motor technology was patented by the inventor in the United States in January 1999 (Patent #: 5,861,693-filed November 17, 1995) and in Canada in February
2001 (Patent #: 2,164,745-filed December 8, 1995). The patents expire in the United States and Canada 17 years and 20 years from their respective original filing date. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country, and no other patents regarding the technologies are pending or planned.


MARKETS  AND  PRODUCTS

The Company's principal product it intends to market is a lightweight motor scooter that features the proprietary electric motor. The one passenger scooter will also feature a stepless transmission, an electromotive brake, and is expected to weigh 107 kg. The Company will use an otherwise standard leaded battery. Due to the unique features of the licensed technologies, the scooter is expected to deliver improved operational efficiencies over competitive products.

The Company's strategic focus for the next 12 months is to establish a distribution network in Japan, Taiwan, China, Korea, and North America. The Company will use independent marketing representatives to identify prospective distributors and other potential users such as local and regional governments within designated territories. Formal agreements with distributors will be negotiated with assistance from the Company's officers. Wanxuan Lei, Shiyang Lei, and Jufang Zhang are the Company's independent marketing representatives for the territories of China, Korea and Taiwan, respectively. In exchange for their services, the Company has issued 1,000,000 shares of its common stock to each party. In North America, Mr. Maki, a controlling shareholder and an independent consultant will lead the marketing efforts in North America. Once an arrangement is formalized with a distributor, the marketing representative will make sales directly to the distributor, subject to a commission structure to be established by the Company. The efforts of these representatives currently are supported by the Mr. Maki. However, upon receipt of sufficient working capital funds, the Company intends to hire a Vice President of Sales who will be located in the Company's Seattle office, and a regional sales manager who will be located in the Company's Tokyo office. Once hired, the new employees will supervise and support the efforts of the marketing representatives.

Mr. Maki, a controlling shareholder of the Company, received 2,700,000 shares of common stock to assist the Company in marketing the product in Japan, Taiwan, China, Korea, and North America, including the governmental agencies. During 2002, the Company commenced its marketing activities and discussions have been initiated with distributors in Beijing and Tokyo. However, no formal arrangements have been established at this time, and the Company cannot predict the results of any current or future negotiations with distributors.

The Company estimates that its marketing costs for the next 12 months will be approximately $100,000, which will be used to support the efforts of its marketing representatives. These projected expenditures represent costs for printed promotional materials, product demonstrations, trade shows and exhibitions and travel and entertainment.

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

For the next 12- month period, the Company expects to establish of a network of distributors throughout the remainder of the Pacific Rim under terms and conditions similar to its target markets of Japan, Taiwan, China, Korea, and North America.

Recently, the Company has entered into negotiations with a Mexican company for distribution in Mexico and South America. At the end of February, 2003, a prototype scooter was shipped to the Mexican company for testing and undergoing testing for government regulations before marketing. The Company has not signed a formal agreement, however, the Company anticipated that once the testing period has concluded a formal agreement will be signed.

PLAN  OF  OPERATIONS

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and selling its motor scooter product.

Effective March 10, 2000, the Company obtained the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement, which was sublicensed from Amanasu Corporation.

The sublicense agreement subjects the Company to the terms and conditions of the original license agreement, and as a result, the Company is required to pay the inventors a royalty of two percent of the gross receipts from the sale of products using the technology. The term of the sublicense agreement is 30 years from the date of the agreement between the Amanasu Corporation and the inventors. However, if the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensors may terminate the agreement. The Company has valued the sublicense agreement at $160,000, which equals the cash amount paid by Amanasu Corporation to the inventors.

The Company intends to raise $250,000 during the remainder of 2003 through the private placement of its common stock and loans from shareholders of the Company. The proceeds of such private placements and loans will be used to continue the development and market planning of its two products, and for other general working capital needs.

The Company's activities over the next twelve months will be devoted to the establishment of a distribution network in Japan, Taiwan, China, Korea, and North America, and the hiring of limited staff to conduct its business.

The Company has made arrangements with a scooter company in Beijing to manufacture the scooter. The Company anticipates that it will finalize the formal contract during late 2003. The Beijing facility has the capability to manufacture 20,000 to 35,000 scooters per month under present manufacturing conditions. The principal inventor will supply the proprietary motor magnet, and will assemble the motor from the manufactured components at his Tokyo factory.

The non-magnet motor components will be specially manufactured in accordance with the Company's specifications by Miyako Denki Co. and Sanwa Electronics Co., both located in Tokyo. The principal inventor will also supply the battery, which will be manufactured in Beijing, China. All components will be shipped to the sub-contract facility in Beijing for final assembly. The Company believes these arrangements will be sufficient to meet the Company's production needs for the foreseeable future in its initial target markets of Japan, Taiwan, China, Korea, and North America.

The Company has not entered into any written contracts with providers of equipment or services related to the scooter. While the Company may maintain single sources for the manufacture or supply of various components, other than the motor or the magnet, it believes that other sources for such components are available if necessary. The Company will rely solely upon the inventor for the manufacture of the motor and magnet. However, the Company has the technical know-how to manufacture these products, if necessary. The inventor will supply the motor, including the magnet, and the battery at a cost equal to the actual component cost plus 10% to cover labour and overhead. The cost for all other components will be a fixed price per item.

The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital.

RESEARCH  AND  DEVELOPMENT

On December 26, 2001, Sanwa Electronics Co., Inc. performed two independent tests on one of the Company's scooters. The test results indicated that the motor scooter can travel 65 to 85 km on a full battery charge, at an average running speed of 30 km/hour. The battery charge time to travel these distances approximated 2 hours. Sanwa Electronics conducted the tests on a relatively flat road grade with limited traffic density. These results contrast with Honda's electric scooter (Year 2001-Model #A-AF36). According to product literature published by Honda, the scooter travels approximately 60 km at 30 km/hour, and a full recharge requires approximately 8 hours. Further research and development of the product is expected to meet specific customer needs.

CRITICAL  ACCOUNTING  POLICIES

The following discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluate these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS  OF  OPERATIONS

Total revenues for the three month period ending June 30,2003 were $58 compared to $ 956 for the same period 2002. The decrease was due to reduced interest income on bank deposits.

Total revenues for the six month period ending June 30, 2003 were $ 323 compared to $ 1,374 for the same period in 2002. The decrease was also due to reduced interest income on bank deposits.

Total expenses for the three month period ending June 30,2003 were $ 74,040 compared to $ 67,938 for the same period 2002. The increase was due to higher professional fees and the cost of running the Seattle office.

Total expenses for the six month period ending June 30, 2003 were $ 214,205 compared to $ 88,709 for the same period in 2002. The increase was also due to significantly higher professional fees and the cost of running the Seattle office.

Net loss for the three month period ending June 30,2003 was $ 73,982 compared to $66,982 for the same period 2002. The increase was due to higher expenses.

Net loss for the six month period ending June 30, 2003 were $213,882 compared to $87,335 for the same period in 2002. The increase was also due to higher expenses.

In the event that the Company's revenues do not increase in the next 12 months, the Company plans to obtain additional private placements and loans from a controlling shareholder, Atsushi Maki. The Company does anticipate business opportunities, however, those opportunities remain uncertain to date.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company believes that the liquidity and capital resources are sufficient to support operations at the present level given that the Company recently obtained a personal loan from Mr. Maki in the amount of $99,900.

In the six months ended June 30, 2003, cash used in operating activities was $ 193,891 compared to $ 82,629 for the same period in 2002. This increase was due to the higher costs noted above.

In the six months ended June 30, 2003, no cash was used in investing activities compared to $ 100,000 for the same period in 2002. This decrease occurred because $100,000 was paid for a licensing agreement in the first half of 2002, whereas nothing was spent in the first half of 2003.

There was no cash used for financing activities in either the 2003 or 2002 periods. However, $50,000 was raised through the sale of capital stock in the 2002 period and the principal shareholder of the Company advanced $99,900 in the 2003 period. Each of these receipts provided for the financing needs of the Company.

The Company will require a minimum of $250,000 to satisfy its cash requirements for the next twelve months. If the Company is successful in raising this money, it will commence production and marketing of units of its electrical motor scooter and electric bicycles to prospective customers. The Company cannot predict whether it will be successful in its capital raising efforts. If the Company is not successful in raising $250,000, it may not be able to complete its plan of operations.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS

The Company was formed in 1997 and since then, the Company has raised initial capital, developed a business plan and commenced marketing efforts and initiated contracts to obtain technology relating to the development of the Company's product. As a result, the Company has a limited operating history on which to evaluate its proposed business and prospects. The Company's prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. The Company cannot guarantee that it will be successful in accomplishing the Company's objectives. The Company's risk factors include and are not limited to the following:

THE COMPANY EXPECTS TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

Until the Company can obtain the necessary capital to begin full production of its products, the Company does not expect to realize a net profit. The Company does anticipate business opportunities, however those opportunities remain uncertain to date. Until those opportunities materialize, the Company does not expect to begin production of the Company's products. However, research and development and marketing efforts are still in progress in hopes of bettering the Company's product and attracting potential customers.

THE COMPANY HAS RAISED LIMITED CAPITAL THIS QUARTER AND WILL NEED ADDITIONAL CAPITAL TO MAINTAIN CURRENT LEVELS OF OPERATION

This quarter, the Company has not raised capital by selling the Company's common stock. The Company's working capital needs are currently being funded by a loan from a controlling shareholder, Atsushi Maki. The Company will need to raise additional funds, either in the form of equity and debt to maintain current levels of operation, which, include research and development, and marketing of the Company's products.

OWNERSHIP OF THE COMPANY'S COMMON STOCK IS CONCENTRATED AMONG THE COMPANY'S PRINCIPAL SHAREHOLDERS, WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

The Company's principal shareholders beneficially own approximately 87% of its outstanding common stock. As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

THE COMPANY'S ABILITY TO MAINTAIN CURRENT LEVELS OF PRODUCTION DEPENDS ON THE COMPANY'S ABILITY TO RETAIN KEY PERSONNEL

The Company's current and future success will depend to a significant extent on the continued service of Mr. Maki. The loss of Mr. Maki would have a significantly detrimental effect on the Company business. The Company does not have employment contracts with Mr. Maki and does not maintain life insurance policies for any of the Company's officers or directors or controlling shareholders.

At the present, the Company employs one full time employee. The Company's success will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees and consultants, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, the Company would be materially and adversely affected.

THE  COMPANY'S  ABILITY  TO  DEVELOP  AN  ECONOMICALLY  FEASIBLE  PRODUCT

The Company has no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. The Company's profitability and survival will depend upon the Company's ability to develop a technically and commercially feasible scooter which will be accepted by end users. The scooter which the Company is developing must be technologically superior or at least equal to other similar products that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If the Company is not able to achieve this condition or if the Company does not remain technologically competitive, the Company may be unprofitable and the Company's investors could lose their entire investment. There can be no assurance that the Company or potential licensees will be able to achieve and maintain end user acceptance.

THE  COMPANY'S  DEPENDENCE  ON  CONSULTANTS AND OUTSIDE MANUFACTURING FACILITIES

Since the Company's present plans do not provide for a significant technical staff or the establishment of manufacturing facilities, the Company will be primarily dependent on others to perform these functions and to provide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at affordable prices. It will likely cost more to have independent companies do research and manufacturing than for the Company to handle these resources.

THE  COMPANY  IS  SUBJECT  TO  A  HIGHLY  COMPETITIVE  INDUSTRY

Generally, the scooter industry is highly competitive. This industry is populated by many national or international companies, with significantly greater resources than that of the Company. There is no assurance that the Company will be successful in meeting or overcoming the Company's current or future competition.

THE  COMPANY  IS  DEPENDENT  ON  ITS  PROTECTION  OF  ITS  INTELLECTUAL PROPERTY

The Company depends on the protection of its intellectual property and may suffer if the Company is unable to adequately protect its intellectual property. Currently, the Company has been granted three patents in the United States and Canada for the proprietary motor and magnet technologies, which expire on dates ranging between 2015 and 2017. The Company cannot provide assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give the Company competitive advantages or that the Company's patent applications will be granted.

THE COMPANY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER THE COMPANY'S PRODUCTS AND SERVICES OBSOLETE

The market for the scooters is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, if the Company is unable to adapt to rapidly changing technologies and to adapt its products to evolving industry standards, the Company's business will be adversely affected.

CURRENTLY THERE IS NO ACTIVE TRADING MARKET FOR THE COMPANY'S COMMON STOCK MAKING IT DIFFICULT FOR SHAREHOLDERS TO SELL THE COMPANY'S COMMON STOCK

At present, there is no public market for the Company's Common Stock and there is no assurance that the Company will list on any exchange or market for trading. However, the Company is currently in the process of obtaining a trading symbol through the OTC Bulletin Board Exchange. The Company expects to be listed on this exchange in the next 6 months.

THE COMPANY MAY NOT BE ABLE TO PAY DIVIDENDS TO THE SHAREHOLDERS FOR THE FORESEEABLE FUTURE

The Company has not paid dividends on the Company's Common Stock and do not anticipate paying dividends on Common Stock in the foreseeable future.

OTHER  RISKS

The Company's areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on its business.

ITEM  3.      CONTROLS  AND  PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are designed to ensure that the information the Companyis required to disclose in the reports, the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

             The Company is not a party to any legal proceedings at this time or during the period of this report.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

             The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report. Furthermore, the Company has not issued any common stock this quarter.

Item  3.     Defaults  Upon  Senior  Securities:

             There were no defaults in the payment of any indebtedness during the period of this report.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:

             No matters were submitted to a vote of security holders during the period of this report.

Item  5.     Other  Information:

             None

Item  6.     Exhibits  and  Reports  on  Form  8K

     (a)     Exhibits

     99.1 Certification of Masafumi Hata, Chairman, President (Principal Executive Officer), and Chief Financial
             Officer  (Principal  Financial  Officer) pursuant  to
             18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports  on  Form  8-K

(i) On May 21, 2003, the Company filed a report on Form 8-K wherein the Company reported the resignation of Charlie Lan as Chairman, President, Chief Financial Officer, Director, Secretary and Treasurer and appointing Masafumi Hata to fill the vacant positions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANASU  TECHNOLOGIES  CORPORATION


By:  /s/  Masafumi  Hata

Masafumi  Hata,  Chairman,  President,
Chief  Financial  Officer  and  Director

Dated:  August  11,  2003

                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AMANASU TECHNOLOGIES CORPORATION (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Masafumi Hata, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on the Company's evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August  11,  2003

     /s/  Masafumi  Hata
     -------------------
     Masafumi  Hata
     Chairman,  President  and  Chief  Financial  Officer
     (Principal  Executive  Officer)
     (Principal  Financial  Officer)