Form 10QSB
period 2003-09-30
AMANASU TECHNOLOGIES CORP
filed 2003-11-20
CIK 1168663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant to Section 13 or 15(d) of the Securities Exchange  Act  of  1934

         For the quarterly period ended September 30, 2003

[ ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act  of 1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  0-49719

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

                                                          No.)

                 701 Fifth Avenue, 42nd Floor, Seattle, WA 98109

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

The number of shares issued and outstanding of issuer's common stock,

$.001 par value, as of September 30, 2003 was 46,656,400.

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The  Company's  unaudited financial statements for the six months ended June 30, 2003  are  included  with  this Form 10-QSB.  The unaudited financial statements have  been  prepared  in  accordance  with  the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation  of  financial  position,  results  of  operations, cash flows, and stockholders'  equity  in  conformity  with  generally  accepted  accounting principles.  In  the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been  included  and  all  such  adjustments  are  of  a normal recurring nature. Operating  results  for  the  six months ended September 30, 2003 are not necessarily indicative  of  the  results  that  can  be  expected for the fiscal year ending December  31,  2003.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current Assets:
Cash	$ 83,445	$ 208,901
Total current assets	83,445	208,901

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	503	75
Net fixed assets	997	1,425

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	25,883	18,824
Total other assets	134,117	141,176
	_______	_______
Total Assets	$ 218,559	$ 351,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Amount due for licensing agreement	$ 60,000	$ 60,000
Shareholder deposits for capital stock	-	70,000
Shareholder advance	99,900	-___
Total current liabilities	159,900	130,000
Stockholders’ Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; issued and outstanding – 46,656,400 and 46,436,400, respectively	46,656	46,436
Additional paid-in capital	490,744	405,964
Deficit accumulated during development stage	(478,741)	(230,898)
Total stockholders’ equity	58,659	221,502
Total Liabilities and Stockholders’ Equity	$ 218,559	$ 351,502

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

	Nine Month Periods Ended September 30,		December 1, 1997 (Date of Inception) To September 30, 2003
	2003	2002

Revenue:
Interest income	$ 430	$ 2,207	$ 3,291
Expenses	248,273	128,230	482,032

Loss accumulated during development stage	$ (247,843)	$ (126,023)	$ (478,741)

Loss Per Share -
Basic and Diluted	$ (.01)	$ -

Weighted average number of shares outstanding	46,628,622	46,386,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

	Quarters Ended September 30,		December 1, 1997 (Date of Inception) To September 30, 2003
	2003	2002

Revenue:
Interest income	$ 107	$ 833	$ 3,291
Expenses	34,068	39,521	482,032

Loss accumulated during development stage	$ (33,961)	$ (38,688)	$ (478,741)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of shares outstanding	46,656,400	46,386,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Periods Ended September 30, 2003 2002		December 1, 1997 (Date of Inception) To September 30, 2003
CASH FLOWS FROM OPERATIONS:
Net loss	$(247,843)	$(126,023)	$(478,741)
Charges not requiring the outlay of cash:
Depreciation and amortization	7,487	7,059	26,386
Services provided for common stock	15,000	-___	21,300

Net Cash Consumed By Operating Activities	(225,356)	(118,964)	(431,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Partial payment of amount due for licensing agreement	-	(100,000)	(100,000)

Net Cash Consumed By Investing Activities	-___	(100,000)	(101,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	70,000	516,100
Shareholder advance	99,900	-___	99,900

Net Cash Provided By Financing Activities	99,900	70,000	616,000

Net Change In Cash	(125,456)	(148,964)	83,445

Cash balance, beginning of period	208,901	416,053	-

Cash balance, end of period	$ 83,445	$ 267,089	$ 83,445

The accompanying notes are an integral part of  these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation (“the Company”) as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

See the Company's Annual Report on Form 10-KSB/A for the period ending December 31, 2002 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, and lack of commercial product, among other risks. Readers are urged to refer to the section entitled “Risk Factors” in the Company’s Form 10-KSB/A for a broader discussion of such risks and uncertainties.

The  following  discussion  should  be  read  in  conjunction with the Company's Financial  Statements,  including the Notes thereto, appearing elsewhere in this Quarterly  Report and in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

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

For  the next 12-month period, the Company expects to establish of a network of distributors  throughout  the  remainder  of  the  Pacific  Rim  under terms and conditions  similar  to  its  target markets of Japan, Taiwan, China, Korea, and North  America.

In February 2003, a prototype scooter was shipped to prospective distributor in Mexico for testing, including tests related to government regulations. At of the date of this report, the Company has not completed all of the required testing. In addition, the Company is making certain modifications to the scooter in response to testing performed by a prospective buyers located in the United States.  The Company is hopeful that such testing and refinements will be completed in the first quarter of 2004.

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

The  Company  has  not  entered  into  any  written  contracts with providers of equipment  or  services  related  to the scooter. While the Company may maintain single  sources  for the manufacture or supply of various components, other than the  motor or the magnet, it believes that other sources for such components are available  if  necessary. The Company will rely solely upon the inventor for the manufacture  of  the  motor  and magnet.  However, the Company has the technical know-how  to  manufacture these products, if necessary. The inventor will supply the  motor,  including the magnet, and the battery at a cost equal t o the actual component  cost  plus  10%  to cover labor and overhead. The cost for all other components  will  be  a  fixed  price  per  item.

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

ITEM  3.      CONTROLS  AND  PROCEDURES

(a)  EVALUATION  OF  DISCLOSURE CONTROLS AND PROCEDURES. Based on the evaluation      of  the  Company's  disclosure controls and procedures (as defined in Rules  13a-14(c)  and 15d-14(c) under the Securities Exchange Act of 1934) as of a      date  within  90  days  of the filing date of this Quarterly Report on Form      10-QSB,  the  Company's Chief Executive Officer and Chief Financial Officer      has  concluded  that  the  Company's disclosure controls and procedures are      designed  to ensure that the information the Company is required to disclose in the  reports,  the  Company  files or submits under the Exchange Act is  recorded,  processed,  summarized  and  reported  within  the  time periods      specified  in  the  SEC's rules and forms and are operating in an effective  manner.

(b)  CHANGES  IN  INTERNAL  CONTROLS.  There  were no significant changes in the  Company's  internal  controls  or in other factors that could significantly      affect  these  controls  subsequent  to  the  date  of  their  most  recent      evaluation.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b). Reports on Form 8-K.

None

SIGNATURES

In  accordance  with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its  behalf by the undersigned, thereunto duly authorized.

AMANASU  TECHNOLOGIES  CORPORATION

/s/ Masafumi Hata

Masafumi  Hata,

Chairman, President,

Chief Financial Officer

Dated:  November 19,  2003