Form 10KSB
period 2003-12-31
AMANASU TECHNOLOGIES CORP
filed 2004-04-06
CIK 1168663

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2003

COMMISSION FILE NO. 0-49719

AMANASU TECHNOLOGIES CORPORATION

---------------------------------

(Name of small business issuer as specified in its charter)

NEVADA                                                             98 - 0351508

------------                                                                  ------------

(State or other jurisdiction of incorporation)       (IRS Employer

                                                                                                                   Identification No.)

701 FIFTH AVENUE, 42nd FLOOR, SEATTLE, WA 98104

-----------------------------------------------

(Address of principal executive offices)

206-262-8188

------------

(Issuer's telephone number)

---------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class:

-------------------------

Common Stock, no par value

Check  whether  the issuer (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.

     [  X  ]  Yes   [  ]   No

     [  X  ]  Yes   [  ]   No

Check  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is  not contained in this form, and no disclosure will be contained, to the best of  the  registrant's  knowledge,  in definitive proxy or information statements incorporated  by  reference  in part III of this form 10-KSB or any amendment to this  Form  10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year: $-0-.

The aggregate  market value  of the voting stock held by non-affiliates of the registrant  on  March  15, 2004, computed by reference to the price at which the stock  was  sold  on  that  date:  -0-

The number of shares outstanding of the registrant's Common Stock, no par value, as  of  March 15, 2004 was 46,506,300 common  shares.

#

PART I

Item  1.   Description  Of  Business.

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

The Company’s principal  offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98109, and its telephone number is (206) 262-8188. The Company also maintains an office at 2-5-18  Kyobashi  Chuo-ku,  Tokyo,  Japan 104-0031.

Overview  and  History.

The Company is a development stage company and significant risks exist with respect to its business (see “Cautionary Statements” below). The Company  received  the  exclusive,  worldwide  rights  to a high efficiency electrical motor and a high powered magnet both of which are used in connection with an electrical motor scooter. The technologies were acquired under a  sub-license  agreement  with  Amanasu  Corporation, formerly  Family  Corporation.  Amanasu  Corporation, a Japanese company and the Company's  largest  shareholder, acquired the rights to the technologies under  a licensing  agreement  with  the  inventors.  Mr. Atsushi Maki, a director of the Company,  is  the  sole  shareholder  of  Amanasu  Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter. The Company must raise funds in order to commence the sale of its motor scooter.

License Agreement.

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

Sub-license  Agreement.

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

-    agreed  to  pay  Amanasu Corporation the sum of $160,000, of which $100,000 has  been  paid  and  the  balance has been characterized as a capital contribution to the Company.

-    issued an additional 6,350,000 shares of its common stock, valued at $6,350 to  third  parties.  These shares consisted of: 1,000,000 shares to each of Wanxuan  Lei, Shiyang Lei, and Jufang  Zhang;  100,000  shares to Tokuo Goshima, 500,000 shares to Yamaguchi Takashi, and 50,000 shares to Machiaki Iwasaka; and 2,700,000  shares  to  Mr.  Atsushi  Maki.

The  shares  issued to Wanxuan Lei, Shiyang Lei, and Jufang Zhang were issued in exchange for product marketing services to be performed by these parties for the Company  in  respective  countries  of  China,  Korea,  and  Taiwan,  as further described  in Item 1 section Markets and Marketing below. None these individuals are affiliated  with  the  inventors  or  Amanasu  Corporation.

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

Competition.

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

Manufacturing  And  Suppliers.

The Company has entered into discussions with Tahara Denki  Co., located Tokyo, Japan to manufacture the scooter, however, no formal arrangements have been made by the parties. The Company does not intend to formalize a manufacturing arrangement until such time as it has raised at least $500,000 in working capital (See “Plan of Operations”). In any such manufacturing arrangement, the manufacturer will have to demonstrate satisfactorily that it will protect the Company’s proprietary technology. In this regard, the Company will seek relationships with well established and reputable manufacturers. In March, 2003, the Company terminated arrangements with a Beijing scooter manufacturer due to concerns regarding the protection of its technology. The  principal  inventor will supply  the  proprietary  motor  magnet,  and  will  assemble the motor from the manufactured  components  at  his Tokyo factory. The non-magnet motor components will  specially manufactured in accordance with Company specifications by Tahara Denki. The principal inventor also  will supply the battery, which will be manufactured in Beijing, China. The Company has not entered  into  any  written  contracts  with  providers of equipment or services related  to  the  scooter. While the Company may maintain single sources for the manufacture or supply of various components, other than the motor or the magnet, it  believes  that other sources for such components are available if necessary. The Company may also consider other sites for manufacturing, however, no determination has been made at this time.

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

Markets And Marketing.

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

The  Company's  strategic  focus  for  the  next  12  months  is  to establish a distribution  network  in  North  America  and  Japan, subject to the Company raising sufficient working capital for its operations. The  Company  will  use independent  marketing  representatives to identify prospective distributors and other  potential  users such as local and regional governments within designated territories.  Formal  agreements  with  distributors  will  be  negotiated  with assistance from Company officers. Wanxuan Lei, Shiyang Lei, and Jufang Zhang are the  Company's  independent  marketing  representatives  for  the territories of China,  Korea,  and  Taiwan,  respectively In exchange for their services, the Company  has issued 1,000,000 shares of its common stock to each party. In North America,  the  President  and  an independent consultant will lead the marketing efforts in North America.  Once an arrangement is formalized with a distributor, the  marketing  representative  will  make  sales  directly  to the distributor, subject  to a commission structure to be established by the Company. The efforts of these representatives  currently  are supported by the Company's president. However, upon receipt of sufficient working capital funds as described in the Item  2. Plan of Operations below, the Company intends to hire a vice president of sales who will be located in the Company's Seattle office, and a regional  sales  manager who will be located in the Company's Tokyo office. Once hired, the new employees will supervise and support the efforts of the marketing representatives.  Mr. Maki,  a  director  and  controlling  shareholder  of the Company,  received  2,700,000  shares  of  common stock to assist the Company in marketing  the  product  in  Japan and North America, including the governmental agencies. The Company does not expect to expend any funds on marketing until such time as it raised sufficient funds for working capital, which is estimated to be $500,000.

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

Proprietary Rights.

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

Employees.

As  of December 31, 2003, the Company has no full time employees. During 2003, the Secretary of the Company has rendered consulting services to the Company in the amount of $35,000.

Item  2.   Description  Of  Property.

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor,  Seattle, Washington 98104. The premises are 1,500 square feet and are subleased at a monthly rate of $1,550 from Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company’s majority shareholder. The underlying lease expires September 30, 2005. The Company sub-leases a Seattle apartment from Amanasu Environment Corporation for a monthly rental of $625. The underlying lease expires  March 15, 2004.  The rental amounts for both premises are shared equally with Amanasu Environment Corporation. In  addition,  the  Company maintains  an  office  at  2-18  Kyobashi  Chuo-ku,  Tokyo,  Japan 104-0031. The premises are 2,000 square feet and are leased on a month to month basis at a monthly rental of $2,750 per month. Amanasu Environment Corporation occupies the same premises and pays the same rental amount. The Company believes additional lease space at this location will be available to support its future growth.

The above agreements between the Company and Mr. Maki are oral arrangements. Other than as indicated, no other rental expenses will be charged to the Company by Mr. Maki for such periods. The conditions of both premises are good.

Item  3.   Legal  Proceedings.

None.

Item  4.   Submission  Of  Matters  To  A  Vote  Of  Security  Holders.

None

PART  II

Item  5.   Market  For  Common  Equity  And  Related  Stockholder  Matters.

There  is  no  public  market  for  the Company's equity securities. The Company intends  to establish a public market for its common stock in the United States. The  Company  will  seek  a market maker to file a Form 211 application with the NASD in order for its common stock to be quoted on the over the counter bulletin board of the NASD. The application will be subject to the review and approval of NASD.  As of December 31, 2003, (i) there are no outstanding warrants or options to purchase, or securities convertible into common stock of the Company and (ii) 45,989,650  shares  of common stock can be sold pursuant to Rule 144, of which 5,446,600 shares can be sold pursuant to Rule 144 (k).  The remaining shares are held by control person and, as such, are subject to the other limitations of Rule 144, including the 1% limitation discussed below. Under Rule 144,  shareholders  whose  restricted  shares  meet  the rule's one year holding provisions,  including  persons who may be deemed affiliates of the Company, may resell  restricted  securities  in  broker's  transactions or directly to market makers, provided the number of shares sold by such holder in any three month period is not more than  the  greater of 1% of the total shares of common stock then outstanding or the  average weekly trading volume for the four calendar week period immediately prior  to  each such sale. After a non affiliated shareholder meets the two year holding  period  of the rule, restricted securities may be resold without regard to  the  above  restrictions.  Restricted  securities  held  by  affiliates must continue, even after the two year holding period, to meet the resale limitations discussed  above.

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

As  of  March 15, 2004, there are 85 shareholders of record of the Company's common  stock. .  Although there are no restrictions on  the  Company's  ability  to  declare  or pay dividends, the Company has not  declared  or  paid  any  dividends  since its inception' and  does not  anticipate  paying  dividends  in the future.

Equity Compensation Plan Information.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales Of Unregistered  Securities

On June 16, 2003, the Company sold 20,000 shares of its common stock to a company controlled by the Company’s President for a total consideration of $100,000. The common stock issuance was exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D and Regulation S promulgated under the Act.  The Company has complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that the investor is a non-U.S. person with address in a foreign country and having the investor make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption therefrom, or in accordance with the provisions of the Regulation.

Item  6:   Management's  Discussion  And  Analysis  Or  Plan  Of  Operations.

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

Plan  Of  Operations

The Company is  a  development  stage  corporation.  It  has not commenced its planned  operations  of  manufacturing and marketing a lightweight electrical motor  scooter. Its operations to date have been limited to conducting various tests on its technologies, and constructing four prototypes of its scooter.

During 2003, the Company has constructed four prototypes of its scooter, which the Company intends to use as demonstrational units for marketing and sale, and testing  purposes. However, the Company does not expect to initiate the manufacture and sale of its scooter until such time as it raises sufficient working capital as described below.

The Company’s plan of operations for the next 12 months is to conduct limited product refinement of its technologies, which includes product improvements, redesign of the exterior, and additional testing of the scooter, which will be required prior to commercial production. The Company's cash requirements for the next 12 months are estimated to be $500,000. This amount is comprised of the following estimate expenditures;  $160,000  for administrative salaries, office expenses and travel,  $320,000 for product development, and testing, and $20,000 for parts inventory. Administrative salaries includes salaries payable to existing  and projected staff personnel, and office expenses represents overhead, including rent, for its Seattle and Tokyo  offices. Product development includes additional refinements that the Company may make to its technologies to improve its operating efficiencies and appearance.  Product inventory represents an initial supply of limited parts for repairs.

The Company is seeking to raise a minimum of $500,000 in the next 12 months to support its working capital needs as described above. The funds may be procured through the public or private offering of its debt or equity securities. In addition to the above described capital requirements, the Company will be required to raise additional funds in order for it to commence full scale production. The amount of such funds is estimated to be $400,000. The funds will be allocated to parts ands component inventory required in advance of production, and costs for manufacturing and specialty component production.  The  Company  cannot  predict  whether  it  will  be  successful  in  raising  any capital efforts.

The Company has no material commitments for capital at this time other than as described above. The Company expects to outsource the construction of component parts of its products to third parties as well as the scooter assembly. The Company believes that it can meet product demand from available manufacturing and assembly resources in Japan and elsewhere.

As stated above, the Company  cannot  predict  whether  or  not  it will be successful in its capital raising  efforts,  and,  thus,  be able to satisfy its cash requirements for the next  12 months. If the Company is unsuccessful in raising at least $500,000, it may  not  be  able  to  complete  its  plan  of  operations  as discussed above.

During the fiscal 2003 and 2003, the Company spent $-0- and $-0- respectively on research and development.

Liquidity  And  Capital  Resources

In  October  2001, the Company received $46,000 from four investors and $400,000 resulting  from  the  exercise  of stock options for 20,000,000 shares of common stock  by  the  Company's  principal  shareholder.  During the 2003 period, the Company raised $100,000 from the sale of 20,000 shares of its common stock to a company controlled by the Company’s President.  The Company intends to raise additional funds in the near future through private placements of its common stock.  The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and parts inventory, as discussed below.

Working capital as of December 31, 2003 was $54,985. Total assets as of December 31, 2003 were $187,604.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB include forward looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events.  Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

Developmental Stage Company.  The Company was incorporated on February 22, 1999, and is a development stage company.  Presently, it has acquired certain technologies relating to an electrical motor scooter, however, the Company scooter is not available for commercial sale. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company’s ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Need For Additional Capital. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. The immediate need includes funds for product development of its scooter.  Product development includes product refinements, re-design, or enhancements as well as additional testing. In the future, in order to initiate full-scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs.  The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company and its ability to develop and commercial sell its products.

Ability To Develop Commercial Product.  The Company presently maintains proto-type versions of its scooter.  The Company must undertake limited product development  with respect its product in order for it to be commercially available for sale. The Company estimates that approximately $500,000 will be needed in product development, and other expenditures. The Company can not predict that even with such expenditures, it will be successful in developing ca product ready for commercial sale in the near future or at any time.

Rapid Technological Changes. The industry in which the Company intends to compete is subject to rapid technological changes.  No assurances can be given that the any technological advantages which may be enjoyed by the Company in respect of its technologies can not or will not be overcome by technological advances by competitors rendering the Company’s technologies obsolete or non–competitive.

Lack Of Indications Of Product Acceptability. The success of the Company will be dependent upon its ability to develop commercially acceptable products and to sell such products in quantities sufficient to yield profitable results. To date, the Company has received no indications of the commercial acceptability of any of its scooter. Accordingly, the Company can not predict whether its products can be marketed and sold in a commercial manner.

Lack Of Established Distribution Channels.   The Company does not have an established channel of distribution for any of its scooter. It intends on establishing a network of designated dealers in targeted markets at such time as it has completed its product development and its scooter is ready for commercial sale. The Company can not predict whether it will be successful in establishing its intended dealer network.

Management. The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Masafumi Hata, the Company's President. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

Control Exercised By Management. As of March 15, 2004, the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

Conflicts of Interest.  The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officer of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Reliance upon Third Parties.  The Company does not intend on maintaining a significant technical staff  nor does it intend on manufacturing its products. Rather it will rely heavily on consultants, contractors and manufacturers to design, develop and manufacture its products. Accordingly, there is no assurance that such third parties will be available when needed at affordable prices.

Competition. Although management believes its product has significant competitive advantages to other products in the industry. However, the Company will be competing in industries where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's products.

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See “Description of Business – Proprietary Rights”). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation which could result in the negative perception by investors, which could cause the price of the Company’s common stock to decline dramatically.

Indemnification  of  Officers  and  Directors  for  Securities Liabilities.  The Company's  By-Laws  eliminates  personal liability in accordance with the Nevada Revised  Statutes (NRS).  Section  78.7502  of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders  for  breach  of  fiduciary duty as an officer or director provided that  such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of  the  corporation. In  so  far  as indemnification for liability arising from the Securities Act of 1933 (“Act”)may be permitted to Directors, Officers or persons controlling the Company, it  has  been  informed  that  in  the  opinion  of  the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and  is,  therefore,  unenforceable.

Penny Stock Regulation. The Company's common stock may be deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

Item  7.   Financial  Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 14 below.

Item  8.   Changes  In  And  Disagreements  With  Accountants On Accounting And Financial  Disclosure.

None.

Item 8A. Controls and Procedures.

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART  III

Item  9.   Directors,  Executive  Officers,  Promoters  And  Control  Persons.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name

Age

Position

Atsushi Maki

57

Director

Lina Lei

44

Secretary

Masafumi Hata

40

Chairman, President, and

Chief Financial Officer

Charlie Lan

47

Former Chairman, President,

 Chief Financial Officer

---------------------------------------------------------------------------------------------------------------------

Atsushi  Maki  has  been  the a Director  of the Company since June 1, 2001. During the past ten years, Mr. Maki  has  been  an  independent  businessman  involved  mainly  in  real estate development  projects  in  Japan.  In  1995,  he  served  as  a  Director of the Japan-Korea  Cooperation Committee along with the former Prime Minister of Japan who  acted  as  the  Chairman  of the committee. In 1999, he was responsible for establishing  the  Japan-China  Association,  a  foundation for fostering better relations  between  the two nations. He served as a director of the association, along  with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor  Corporation.  Mr.  Maki  is  the husband of Lina Lei, the Secretary of the Company. Mr. Maki also is a director of Amanasu Environment Corporation, a reporting company under the federal securities laws.

Lina Lei has been the Secretary of the Company since 2001. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21,  2002. From  May  1990  to  November  1999, Ms. Lei was employed by Thunder Company  Ltd,  Tokyo, Japan,  in  various  capacities including as its managing director.  Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei’s work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

Masafumi Hata has been Chairman, President, Chief Financial Officer since May 15, 2003. From March 1996 to December 2001, he was employed by Sony Corporation, Tokyo, Japan. In December 2001, he founded  Reraise Ltd., a  life insurance consulting company located in Tokyo, Japan, and has acted as its Chief Executive Officer from inception to the present.

Charlie Lan was Chairman, President, Chief Financial Officer, and  a director of the Company from October 10, 2001 to May 15, 2003. From 1998 to August 2001, Mr.  Lan  was the director and president of New Century Ltd., a British  Columbia company  providing  business  consulting  and  financial  services  to companies located  primarily  in  Canada and in the Pacific Rim. From 1996 to 1998, he was Vice  President of Le Heng International Corp., a Hong Kong corporation, and was responsible  for  marketing  real  estate properties internationally. In addition, during  these  periods,  he  was involved in real estate development projects in Hong  Kong  and  British  Columbia.

Item  10.  Executive  Compensation.

Ms. Lina Lei, an officer of the Company, received $35,000 in exchange for consulting services rendered to the Company. No other form of compensation or remuneration was paid to any officer or director during fiscal 2003. Future services to be rendered by Ms. Lei will be subject to the approval of the Board of Directors. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures.

Item  11. Security Ownership Of Certain Beneficial Owners And Management.

The following table will identify, as of March 15, 2004, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,506,300 shares of common stock of the Company which are issued and outstanding as of March 15, 2004. The address for each individual below is Suite 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98109, the address of the Company.

Title                        Name and Address                  Amount and nature                         Percent

of Security             of Beneficial Owner                Beneficial Ownership(1)                 of Class

------------               -----------------------                 --------------------------                      ----------

Common                 Amanasu Corporation(2)                  35,000,000                                  75.3%

Stock                       #902 Ark Towers, 1-3-40,

                                Roppongi, Minatoku,

                                Tokyo, Japan

Common Stock       Atsushi Maki(3)                               40,373,700                                   86.8%

Common Stock       Lina Lei(4)                                        40,373,700                                   86.8%

Common Stock       Masafumi Hata                                   20,000                                     <1%

                                 Officers and

                                 Directors, as a

                                 group (3 persons)                               40,393,700                                   86.8%

------------------------------------------------------------------------------------------------------------------------

(1). “Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). Mr. Atsushi Maki,  a director of the Company, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.

(3). Includes 4,873,700 shares of common stock held individually by Mr. Maki, 35,000,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Mr. Maki’s wife, Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by his wife.

(4). Includes 500,000 shares of common stock held individually by Ms. Lei, and 39,873,700 shares of common stock beneficially owned by Ms. Lei’s husband, Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by her husband.

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

In October 2001, Amanasu Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $400,000 to the Company.  In connection  with the $160,000 amount due Amanasu Corporation under the  sub-license  agreement,  $100,000 has been paid and the balance has been characterized as a capital contribution to the Company. The amount  is  due  on  demand.  Mr. Atsushi Maki is a director and a majority shareholder of the Company and the sole shareholder of Amanasu Corporation. The Company has valued the sub-license agreement at $160,000, which equals the cash amount paid  by  Amanasu  Corporation  to  the  inventors.

During 2003, Lina Lei, an officer of the Company, received $10,000 in exchange for performing consulting services for the Company.

The Company shares office space for its Seattle and Tokyo offices and shares an apartment in Seattle with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by Atsushi Mai, a director of the he Company (See “Part I – Item 2 Description of Property”).

Item  13.  Exhibits and Reports on Form 8-K.

Exhibit                                 Description

3(i)(a)          Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(b)         Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(c)         Certificate of Amendment to Articles of Incorporation.  (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(d)         Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(ii)(a)        Amended and Restated By – Laws of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

10(i)          License agreement between the Company and Yasunori Takahashi, Yoshiaki  Takahashi and Y.T. Magnet Corporation, dated February 10, 2000.  (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

10(ii)           Agreement between Family Corporation and the Company dated March 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

31 Certification under Section 906 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2003 were $8,470 and for 2002 were $7,507.

(2) Audit Related Fees for 2003 and 2002 were $0.

(3) Tax Fees for 2003 were $0 and 2002 were $0.

(4) All Other Fees were $0.

(5) N/A

(6) Not greater than 50% for 2003 and 2002.

#

FINANCIAL STATEMENTS

DECEMBER 31, 2003

CONTENTS

Page

Accountant’s Audit Report

F-1

Balance Sheet

F-2

Statements of Operations and Deficit Accumulated

During Development Stage

F-3

Statements of Changes in Stockholder’s Equity

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

Independent Auditor’s Report

Board of Directors

Amanasu Technologies Corporation (A Development Stage Company)

I have audited the accompanying balance sheet of Amanasu Technologies Corporation (a development stage company) as of December 31, 2003, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2003 and for the period from December 1, 1997 (Inception) to December 31, 2003.These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Technologies Corporation (A Development Stage Company)  as of December 31, 2003, and the results of its operations and its cash flows for each of the two years ended December 31, 2003 and  for the period from December 1, 1997 (Inception) to December 31, 2003  in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert G. Jeffrey

Robert G. Jeffrey

Certified Public Accountant

March 29, 2004

Wayne, New Jersey

#

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEET

December 31, 2003

ASSETS

Current Assets:

    Cash

$  54,985

Total current assets

    54,985

Fixed Assets:

    Automobile

      1,500

        Less, accumulated depreciation

         645

Net fixed assets

         855

Other Assets:

    Licensing agreement

  160,000

        Less, accumulated amortization

    28,236

Total other assets

  131,764

Total Assets

$187,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; 46,676,400 issued and

        outstanding

    46,676

    Additional paid in capital

  650,624

    Deficit accumulated during development stage

 (509,696)

Total stockholders’ equity

  187,604

Total Liabilities and Stockholders’ Equity

$187,604

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

              December 1, 1997

   Year

 Year

              (Date of Inception)

   2003

 2002

           To December 31, 2003

Expenses

$ 279,322

$ 193,000

      $ 513,081

Operating loss

  (279,322)

  (193,000)

        (513,081)

Other Income-interest

          524

       2,861

             3,385

Loss accumulated

    during development

    stage

$(278,798)

$(190,139)

      $(509,696)

Net loss per share –

    Basic and Diluted

$      -

$    -

Average number of shares

    outstanding

  46,646,400

  46,392,650

The accompanying notes are an integral part of these financial statements.

#

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Periods Ended December 31, 2003 and 2002

Deficit Accumulated

      Common Stock

   Additional

          During

Shares

Amount

Paid in Capital

Development Stage

    Total

Balance, December 31, 2001

46,386,400

$  46,386

     $401,014

      $  (40,759)

$  406,641

Shares issued for services

       50,000

           50

           4,950

        5,000

Net loss for period

        (190,139)

  (190,139)

Balance, December 31, 2002

46,436,400

    46,436

       405,964

        (230,898)

    221,502

Shares issued for services

     150,000

         150

         14,850

      15,000

Shares issued to investors

       90,000

           90

       169,810

    169,900

Shareholder capital contribution

           -

        -

         60,000

      60,000

Net loss for period

        (278,798)

  (278,798)

Balance, December 31, 2003

46,676,400

 $ 46,676

     $650,624

      $(509,696)

$ 187,604

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development State Company)

STATEMENTS OF CASH FLOWS

                December 1, 1997

        Year

          Year

   (Date of Inception)

        2003                       2002        To December 31,2003

CASH FLOWS FROM OPERATIONS:

Net loss

      $(278,798)

      $(190,139)

  $(509,696)

Charges not requiring the outlay of cash:

     Depreciation of Amortization

             9,982

             9,487

       28,881

     Services provided for common stock

           15,000

             5,000

       21,300

Net Cash Consumed By

    Operating Activities

        (253,816)

        (175,652)

    (459,515)

CASH FLOWS FROM INVESTING

   ACTIVITIES:

Purchase of automobile

-

            (1,500)

       (1,500)

Payments of amount due for

    licensing agreement

          (60,000)

        (100,000)

   (160,000)

Net Cash Consumed By

    Investing Activities

          (60,000)

         (101,500)

  (161,500)

CASH FLOWS FROM FINANCING

   ACTIVITIES:

Issuances of common stock to investors

           99,900

                -

   546,000

Shareholder deposits for common stock

               -

            70,000

     70,000

Shareholder capital contribution

           60,000

     60,000

Net Cash Provided By

    Financing Activities

        159,900

            70,000

   676,000

Net Change In Cash Balance

       (153,916)

         (207,152)

     54,985

Cash balance, beginning of period

        208,901

          416,053

         -

Cash balance, end of period

     $   54,985

        $208,901

              $   54,985

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

Development Stage Accounting

The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  From inception to December 31, 2003, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products.  No revenue had been realized through December 31, 2003.

Basis Of Presentation

The Company has incurred losses from inception to December 31, 2003 of $509,696.  Capital was raised in the amount of $446,100 in 2001 through the issuance of 20,036,400 shares of common stock.  Additional capital totaling $229,900 was raised during 2002 and 2003 through the issuance of 90,000 shares and a capital contribution from a major shareholder.  These funds are expected to provide adequate financing to allow the Company to begin using its licensing rights.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Intangible Assets

Intangible assets are recorded at cost.  Amortization is provided by straight line methods, using a life of 17 years for the sub-licensing agreement, which is based on the life of the underlying patent.

Licensing Agreement

During the year 2000, the Company acquired the world-wide licensing rights for certain patented magnetic and power generating technology from a corporation which is the majority owner of Company stock, at a cost of $160,000.

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

Advertising Costs

The Company will expense advertising costs when an advertisement occurs.  There has been no spending thus far on advertising.

Segment Reporting

Management will treat the operations of the Company as one segment.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2003

1.

RELATED PARTY TRANSACTIONS

During the year 2003, the majority shareholder made a $60,000 capital contribution by paying a Company obligation.

The Company contracted for administrative services during 2002 with the wife of the president of a corporation which owns a majority of the outstanding Company stock.  Compensation for these services is $3,500 per month.

2.

EXPENSES

Expenses consist of consulting services, professional fees, rent, travel, and amortization of the sub-licensing agreement.

4.

INCOME TAXES

The Company has experienced losses since its inception which have totaled $509,696.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  The potential benefit of these NOL’s has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, the NOL carryforward will expire in the years 2021, 2022, and 2023.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets

$173,297

Valuation Allowance

  173,297

    Balance Recognized

$      -

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2003

5.

RENTALS UNDER OPERATING LEASES

The Company has made its offices in quarters which are rented on a month to month basis.  Rent expense totaled $49,809 during 2003 and $53,740 during 2002.

6.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activities occurred during the year 2003.

The president and controlling shareholder of a company which is the majority owner of company stock paid a $60,000 obligation on behalf of the Company during 2003.  This obligation was the balance due for the licensing agreement for the magnetic and power generating technology.

Seventy thousand shares of common sock were subscribed during 2002, but not issued at that time because of a restriction contained in the subscription agreement.  That restriction was removed in 2003 and the shares were issued.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Technologies Corporation

/s/ Masafumi Hata

Masafumi Hata                                     April 5, 2004

President

And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Atsushi Maki                                       April 5, 2004

Atsushi Maki

Director

Masafumi Hata                                    April 5, 2004

Masafumi Hata

Director

#