Form 10QSB
period 2004-03-31
AMANASU TECHNOLOGIES CORP
filed 2004-05-17
CIK 1168663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 for the period ended March 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE Act of 1934 for the transition period from ___ to ___.
                         Commission file number: 0-32905

                        AMANASU TECHNOLOGIES CORPORATION
                 (Name of Small Business Issuer in its charter)

                     Nevada                                  98-0351508
          (State  or  other jurisdiction of              (IRS Employer
                  incorporation)                       Identification No.)

                 701 Fifth Avenue, 42nd Floor, Seattle, WA 98109
                    (Address of principal executive offices)

                                  206-262-8188
                           (Issuer's telephone number)

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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes : No: X (2) Yes: X No:

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of May 5, 2004 was 49,915,450.

Transitional  Small  Business  Issuer  Format  (Check  One):
Yes      No     X

                        AMANASU TECHNOLOGIES CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

                           PART 1-FINANCIAL INFORMATION
                           --------------------------

Item  1:     Financial  Statements                          Page  #

Balance  Sheets  as  of  March  31,  2004  (unaudited)
       and  December  31,  2003  (audited)                      4

Statement  of  Operations  and  Deficit  for  the three
       months  ended March  31,  2004  and  2003  (unaudited)   5

Statement  of  Cash  Flows  for  the  three  months  ended
            March  31,  2004  and  2003  (unaudited)            6

Notes  to  Financial  Statements  (unaudited)                   7

Item  2:  Management  Discussion  &  Analysis  of  Financial
               Condition  and  Results  of  Operations          8

Item  3:     Controls  and  Procedures                         12

                             PART 2-OTHER INFORMATION
                             ----------------------

Item  1:     Legal  Proceedings                                12

Item  2:     Changes  in  Securities                           12

Item  3:     Defaults  upon  Senior  Securities                12

Item  4:     Submission  of  Matters  to  Vote  of
              Security  holders                                12

Item  5:     Other  Information                                13

Item  6:     Exhibits  and  Reports  on  Form  8-K             13

Signatures                                                     13

ITEM  1.  FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2004 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                           March 31,    December 31,
                                             2004           2003
                                          (Unaudited)     (Audited)


ASSETS
------
Current Assets:
    Cash                                  $ 15,418        $ 54,985
                                         -----------    -----------
         Total current assets               15,418           54,985

Fixed Assets:
    Automobile                               1,500            1,500
        Less accumulated depreciation          731              645
                                        -----------  --------------
         Net fixed assets                      769              855
                                        -----------  --------------

Other Assets:
    Licensing agreement                    160,000          160,000
      Less accumulated amortization         30,589           28,236
                                        -----------  --------------
         Total other assets                129,411          131,764

            Total Assets                $  145,598        $ 187,604
                                        -----------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Stockholders' Equity:
Common Stock: authorized 100,000,000
shares of $.001 par value; 46,676,400
shares issued and outstanding               46,676           46,676
Additional paid-in capital                  650,624         650,624
Deficit accumulated during
   development stage                       (551,702)       (509,696)
                                         -----------  --------------
       Total stockholders' equity           145,598         187,604
                                         -----------  --------------
Total Liabilities and Stockholders' Equity  $145,598      $ 187,604
                                         ===========  ==============


   The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)




                                                         December 1, 1997
                          Quarters Ended March 31,      (Date of Inception)
                             2004         2003           To March 31, 2004
                         ----------------------------  -------------------
Expenses                  $ 42,039     $ 140,165          $ 555,120
    Operating loss         (42,039)     (140,165)          (555,120)

Other Income - Interest         33           265              3,418
Loss accumulated
during development
stage                     $(42,006)    $(139,900)         $(551,702)
                         ============================  ====================

Loss Per Share -
    Basic and Diluted     $  -         $  -
                         ============================

Average shares
    outstanding           46,676,400   46,573,066
                         ============================

  These accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                December 1, 1997
                                             Quarters Ended    (Date of Inception)
                                               March 31,        To March  31, 2004
                                           2004         2003
                                           ------------------  -------------------
CASH FLOWS FROM OPERATIONS:
Net loss                                $ (42,006)  $(139,900)      $(551,702)
Changes not requiring the outlay of cash:
    Depreciation and amortization           2,439       2,495          31,320
    Services provided for common stock        -        15,000          21,300
                                           ------------------  -------------------

             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES     (39,567)   (122,405)       (499,082)
                                           ------------------  -------------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
Purchase of automobile                       -            -            (1,500)
Payment of amount due for licensing
Agreement                                    -            -          (160,000)

            NET CASH CONSUMED BY
                INVESTING ACTIVITIES         -            -          (161,500)
                                           ------------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuances of common stock                    -            -           616,000
Shareholder capital contribution             -            -            60,000
                                           ------------------  ---------------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES         -            -           676,000
                                           ------------------  ---------------

Net Change In Cash                         (39,567)   (122,405)        15,418

Cash balance, beginning of period           54,985     208,901           -

Cash balance, end of period             $   15,418   $  86,496       $  15,418
                                           ==================  ===============


  These accompanying notes are an integral part of  these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Cautionary Statement

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

See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2003 ("Form 10-KSB") filed on April 6, 2004 for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, and lack of commercial product, among other risks. Readers are urged to refer to the section entitled "Risk Factors" in the Company's Form 10-KSB for a broader discussion of such risks and uncertainties.
The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2003.

COMPANY  OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business. The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet both of which are used in connection with an electrical motor scooter. The technologies were acquired under a sub-license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter. The Company must raise funds in order to commence the sale of its motor scooter.

The Company intends to use the technologies to produce a lightweight, electrical motor scooter to compete in the emerging, light electric vehicle industry. The Company intends to manufacture and sell the motor scooter to its initial target markets of Japan, Taiwan and China, and Korea.

PRODUCTS

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

PLAN  OF  OPERATIONS.

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

The Company's plan of operations for the next 12 months is to conduct limited product refinement of its technologies, which includes product improvements, redesign of the exterior, and additional testing of the scooter, which will be required prior to commercial production. The Company's cash requirements for the next 12 months are estimated to be $500,000. This amount is comprised of the following estimate expenditures; $160,000 for administrative salaries, office expenses and travel, $320,000 for product development, and testing, and $20,000 for parts inventory. Administrative salaries includes salaries payable to existing and projected staff personnel, and office expenses represents overhead, including rent, for its Seattle and Tokyo offices. Product development includes additional refinements that the Company may make to its technologies to improve its operating efficiencies and appearance. Product inventory represents an initial supply of limited parts for repairs.

The Company is seeking to raise a minimum of $500,000 in the next 12 months to support its working capital needs as described above. The funds may be procured through the public or private offering of its debt or equity securities. In addition to the above described capital requirements, the Company will be required to raise additional funds in order for it to commence full scale production. The amount of such funds is estimated to be $400,000. The funds will be allocated to parts and component inventory required in advance of production, and costs for manufacturing and specialty component production. The Company cannot predict whether it will be successful in raising any capital efforts.

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


RESULTS  OF  OPERATIONS

The Company did not generate any revenues for the quarter ended March 31, 2004 or for the same period in 2003 except for interest earned in bank deposits in the amount of $ 33 and $265 respectively.

Total expenses for the three month period ending March 31, 2004 was $ 42,039 compared to $ 140,165 for the same period of 2003. The decrease was due to reduced professional fees.

In the event that the Company does not generate revenues in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's Director, Atsushi Maki. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES


In the three months ended March 31, 2004 cash used in operating activities was $ 39,567 compared to $ 122,405 for the same period in 2003. This decrease was due to reduced expenses.

In the three months ended March 31, 2004, there were no cash used in investing or financing activities. There were also no cash used for investing activities or financing activities for the same period of 2003.

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder.

CRITICAL  ACCOUNTING  POLICIES

The following discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item  3.  Effectiveness  of  the registrant's disclosure controls and procedures

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:
(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and(ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB.
There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part  II  OTHER  INFORMATION

Item  1.  Legal  Proceedings
None

Item  2.  Changes  in  Securities
None

Item  3.  Defaults  upon  Senior  Securities
None

Item  4.  Submission  of  Matters  to  a  Vote  of  Securityholders
None

Item  5.  Other  Information
None

Item  6.  Exhibits

(a).  Furnish  the  Exhibits  required  by  Item  601  of  Regulation  S-B.

Exhibit 31 - Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K.
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMANASU  TECHNOLOGIES  CORPORATION

Date:  May 17, 2004

                         /s/ Masafumi Hata
                         Masafumi  Hata
                         Chairman, President, Director and Principle Accounting Officer


                         /s/ Atsushi Maki
                         Atsushi  Maki
                         Director