Form 10QSB
period 2004-06-30
AMANASU TECHNOLOGIES CORP
filed 2004-08-20
CIK 1168663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.  C.  20549

                                  FORM  10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For  the  period  ended  June  30,  2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
                         For the transition period from ___ to ___. Commission file number: 0-32905

                       AMANASU  TECHNOLOGIES  CORPORATION
------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                          98-0351508
-------------------------------------------------------------------------------
(State  or other jurisdiction of organization) (IRS Employer Identification No.)

             701  Fifth  Avenue,  42nd  Floor,  Seattle,  WA  98109
-------------------------------------------------------------------------------
                  (Address  of  principal  executive  offices)

                                  206-262-8188
-------------------------------------------------------------------------------
                          (Issuer's  telephone  number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,506,300 as of August 10, 2004.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

********************************************************************************
During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 capital contribution should be considered a liability until such shares have been issued. This transactions was previously recorded as a capital transaction in error. The Company will rectify this discrepancy prior to the end of the next quarter ended September 30, 2004. Please refer to Note 2 of the notes to financial statements and Item 2. Changes in Securities- Recent Sales of Unregistered Securities.
********************************************************************************

                        AMANASU TECHNOLOGIES CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

                           PART  1-FINANCIAL  INFORMATION
                           -----------------------------

Item  1:     Financial  Statements                                      Page  #

Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003 (audited)_______________________________4

Statement of Operations for the six months ended June 30, 2004, 2004 and 2003 (unaudited)______________5

Statement of Operations for the three months ended June 30, 2004, 2004 and 2003 (unaudited)______________6

Statement of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)_____________________7

Notes  to  Financial  Statements  (unaudited)_______________________8

Item  2:     Management  Discussion  &  Analysis  of
              Financial  Condition  and  Results  of  Operations_______9

Item  3:     Controls  and  Procedures______________________________14

                             PART  2-OTHER  INFORMATION
                             -------------------------

Item  1:     Legal  Proceedings_____________________________________14
Item  2:     Changes  in  Securities_________________________________14
Item  3:     Defaults  upon  Senior  Securities______________________15
Item  4:     Submission  of  Matters  to  Vote  of  Security  holders__15
Item  5:     Other  Information______________________________________15
Item  6:     Exhibits  and  Reports  on  Form  8-K____________________15

Signatures_________________________________________________________16

ITEM  1.  FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2004 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.



                                  AMANASU TECHNOLOGIES CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
                                            (UNAUDITED)
                                                                                   June 30,      December 31,
                                                                                    2004            2003
                                                                                 (Unaudited)      (Audited)
ASSETS
------
Current Assets:
    Cash                                                                           $3,968        $54,985
                                                                                 -----------------------
             Total current assets                                                3,968         54,985

Fixed Assets:
    Automobile                                                                     1,500          1,500
        Less accumulated depreciation                                            816             645
                                                                                 -----------------------
             Net fixed assets                                                       684             855

Other Assets:
    Licensing agreement                                                         160,000       160,000
        Less accumulated amortization                                          32,942        28,236
                                                                                ------------------------
             Total other assets                                                 127,058       131,764

                                                                                ------------------------
Total Assets                                                                    $131,710      $187,604
                                                                                ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Advance from Shareholder                                                        10,000          -
Deposits for Common Stock                                                       99,900        99,900
                                                                                ------------------------
Total current liabilities                                                      109,900        99,900


Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of
    $.001 par value; issued and outstanding - 46,506,300                   46,506        46,506
Additional paid-in capital                                                     550,894       550,894
Deficit accumulated during development stage                              (575,590)     (509,696)
                                                                                ------------------------
             Total stockholders' equity                                         21,810        87,704
                                                                                ------------------------
Total Liabilities and Stockholders' Equity                                 $131,710      $187,604
                                                                                =========================
The accompanying notes are an integral part of these financial statements.




                                  AMANASU TECHNOLOGIES CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS AND DEFICIT
                                ACCUMULATED DURING DEVELOPMENT STAGE
                                            (UNAUDITED)

                                                                                               December 1, 1997
                                                  Six Month Period Ended June 30,       (Date of Inception)
                                                      2004                  2003              To June 30, 2004
                                                 --------------------------------------------------------
Expenses                                            65,932               214,205            579,013
    Operating loss                                (65,932)            (214,205)          (579,013)
Other Income - Interest
                                                       38                    323                3,423
Loss accumulated
during development
                                                 --------------------------------------------------------
stage                                              (65,894)             (213,882)          (575,590)
                                                 ========================================================

Loss Per Share -
    Basic and Diluted                            $     -                $      -
                                                          ==                      ==

Weighted average                               46,506,300            46,614,734
number of shares
outstanding

The  accompanying  notes  are  an  integral  part of these financial statements.





                                  AMANASU TECHNOLOGIES CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS AND DEFICIT
                                ACCUMULATED DURING DEVELOPMENT STAGE
                                            (UNAUDITED)

                                                                                            December 1, 1997
                                                           Quarters Ended June 30,    (Date of Inception)
                                                            2004            2003          To March 31, 2004
                                                        ------------------------------------------------
Expenses                                                  23,892         74,040             579,013
    Operating loss                                      (23,892)      (74,040)           (579,013)
Other Income - Interest
                                                             4                58                3,423
Loss accumulated
during development
                                                       -------------------------------------------------
stage                                                   (23,888)        (73,982)           (575,590)
                                                       =================================================
Loss Per Share -
    Basic and Diluted                                 $     -          $     -
                                                            ====             ====

Weighted average                                     46,506,300       46,436,400
number of shares
outstanding

The  accompanying  notes  are  an  integral  part of these financial statements.



                                         AMANASU TECHNOLOGIES CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                                Six Month Periods Ended           December 1, 1997
                                                                         June 30,             (Date of Inception) To June 30,
                                                                  2004              2003                   2004
                                                            -----------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net loss                                                      (65,894)         (213,882)              (575,590)
Charges not requiring the outlay of cash:
    Depreciation and amortization                           4,877             4,991                 33,758
    Services provided for common stock                        -              15,000                 21,300

                                                            -----------------------------------------------------------
             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES                       (61,017)         (193,891)             (520,532)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
Purchase of automobile                                         -                   -                   (1,500)
Payment of amount due for
     licensing agreement                                        -                  -                  (160,000)

                                                            -----------------------------------------------------------
            NET CASH CONSUMED BY
                INVESTING ACTIVITIES                            -                  -                  (161,500)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuances of common stock                                      -                  -                   516,100
Capital Contribution from Shareholder                                                                60,000
Shareholder advance                                          10,000               -                    10,000
Advances received in anticipation of
    common stock sales                                          -               99,900                 99,900

                                                            -----------------------------------------------------------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                         10,000            99,900                686,000

Net Change In Cash                                          (51,017)          (93,991)                3,968
Cash balance, beginning of period                         54,985            208,901                      -
                                                            -----------------------------------------------------------
Cash balance, end of period                                 3,968            114,910                 3,968
                                                            ===========================================================

These  accompanying  notes  are an integral part of  these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

2.     DEPOSITS FOR COMMON STOCK

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 consideration received should be considered a liability, as opposed to a capital contribution, until the shares have been issued. The Company will rectify this discrepancy prior to the end of the next quarter ended September 30, 2004.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  OR  PLAN  OF  OPERATION

                              Cautionary Statement

SAFE  HARBOR

This  Form  10QSB  contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies' annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

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

COMPANY  OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business. The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet both of which are used in connection with an electrical motor scooter. The technologies were acquired under a sub-license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Mr. Atsushi Maki, a principle shareholder of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter. The Company must raise funds in order to commence the sale of its motor scooter.

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

During 2003, the Company constructed four prototypes of its scooter, which the Company intends to use as demonstrational units for marketing and sale, and testing purposes. However, the Company does not expect to initiate the manufacture and sale of its scooter until such time as it raises sufficient working capital as described below.

The Company's plan of operations for the next 12 months is to conduct limited product refinement of its technologies, which includes product improvements, redesign of the exterior, and additional testing of the scooter, which will be required prior to commercial production. The Company's focus over the next 12 months will be to set up its product line given it raises sufficient working capital.

The Company's cash requirements for the next 12 months are estimated to be $290,000. This amount is comprised of the following estimate expenditures:

- $ 70,000 for administrative salaries including salaries paid to current and projected staff and consultants,

- $ 80,000 for office expenses including meals and entertainment, travel and rental of office in Seattle and Tokyo,

-    $ 20,000 for audit and other professional fees,

-    $ 100,000 for product development and testing, and

-    $ 20,000 for the initial supply of inventory.


The Company is seeking to raise a minimum of $500,000 in the next 12 months through shareholder advances from Mr. Atsushi Maki, a principle shareholder and Director, to support its working capital needs as described above. The Company also plans on raising a further $100,000 through the public or private offering of its debt or equity securities.

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

The Company does not expect to acquire new or sell its existing technologies within the next 12 months.

The Company expects to hire additional employees in its office in Japan to fill positions relating to sales and marketing of its products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the quarter ended June, 2004 or for the same period in 2003 except for interest earned in bank deposits in the amount of $ 33 and $323 respectively. The decrease in interest was due to funds from the Company's term deposit account being transferred into the operating account for the purposes of meeting working capital needs. The term deposit was closed during the quarter.

Total expenses for the six month period ending June 30, 2004 was $ 65,894 compared to $ 213,882 for the same period of 2003. The decrease was due to reduced professional fees.

Total expenses for the 3 month period ending June 30, 2004 was $ 23,888 compared to $73,982 for the same period in 2003. The decrease was due to reduced professional fees.


In the event that the Company does not generate revenues in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's Director, Atsushi Maki in the amount of $500,000. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2004, working capital was a negative $105,932. The negative working capital is mostly attributed to deposits received for common stock in the amount of $99,900. This transaction occurred in June 2003 where shares were allotted to Reraise Corporation but were not issued when consideration of $99,900 was received. The Company expects to issue these shares before the quarter ended September 2004. Once the shares are issued, the Company will treat this transaction as a capital contribution. Please refer to Note 2 of the notes to financial statements and Item 2. Changes in Securities-Recent Sales of Unregistered Securities. The Company also received a shareholder advance in the amount of $10,000 from Atsushi Maki. The advance is without interest or terms of repayment.

The Company has an accumulated deficit of $ 575,590. Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon obtaining the necessary $500,000 needed to fund working capital needs and the further $400,000 needed to commence full scale production.

Upon commencing full scale production, the Company will depend on consultants and outside manufacturing facilities for significant technical processes. There is no assurance that such persons or institutions will be available when needed at affordable prices. It may cost more to have independent companies do research and manufacturing than for the Company to handle these resources.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  has  no  off-balance  sheet  arrangements.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10QSB. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and
(ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB.

CHANGES  IN  INTERNAL  CONTROLS

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's and Chief Accounting Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part  II  OTHER  INFORMATION

Item  1.  Legal  Proceedings
None

Item 2. Changes in Securities-Recent Sales of Unregistered Securities within the past 3 years as per Item 701 of Regulation S-B


The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.

In January 2003, the Company canceled 150,100 shares held by:

Aya Takahashi-100
Tokuo Goshima-100,000
Michiaki Iwasaka-50,000

These shares were originally issued in December 2001 for marketing and technical services. The above noted shareholders did not perform these services and at the request of these shareholders, the Company canceled the shares in January 2003. No consideration was paid to these shareholders.

The Company issued the following shares which were exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons:

June 2003-20,000 shares were allotted for subsequent issuance to Reraise Corporation, private Japanese company for consideration of $99,900. To date these shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 capital contribution is considered a liability. This transaction was previously recorded as a capital transaction in error. The Company anticipates on resolving this matter before the end of the next quarter ended September 30, 2004.


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

                      AMANASU  TECHNOLOGIES  CORPORATION

Date: August 20, 2004

                    /s/ Masafumi Hata
                   _____________________________
                        Masafumi  Hata
                        Chief  Executive  Officer
                        Chief  Financial  Officer
                        Chief  Accounting  Officer