Form 10QSB
period 2004-09-30
AMANASU TECHNOLOGIES CORP
filed 2004-11-15
CIK 1168663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.  C.  20549

                                  FORM  10-QSB

[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  EXCHANGE  ACT  OF  1934
                         For  the  period  ended  September  30,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
       EXCHANGE  Act  of  1934

                  For  the  transition  period  from  ___  to  ___.
                         Commission  file  number:  001-31261

                       AMANASU  TECHNOLOGIES  CORPORATION
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                             98-0351508
------
(State  or  other  jurisdiction  of  organization)        (IRS  Employer
                                                          Identification  No.)

             701  Fifth  Avenue,  42nd  Floor,  Seattle,  WA  98109
             ------------------------------------------------------
                  (Address  of  principal  executive  offices)

                                  206-262-8188
                                  ------------
                          (Issuer's  telephone  number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,000,816 as of November 10, 2004.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

                        AMANASU TECHNOLOGIES CORPORATION
                       QUARTERLY  REPORT  ON  FORM  10QSB
               FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER 30,  2004
                               TABLE  OF  CONTENTS

                           PART1-FINANCIAL INFORMATION
                           --------------------------

Item  1:                                                                Page  #
                                                                         -------

Financial  Statements:

Balance  Sheets  as  of  September  30,  2004  (unaudited)
  and  December  31,  2003  (audited)                                     4

Statement  of  Operations  for  the  Nine  months
  ended  September  30,  2004  and  2003  (unaudited)                   5

Statement  of  Operations  for  the  three  months
  ended  September  30,  2004  and  2003  (unaudited)                   6

Statement  of  Cash  Flows  for  the  Nine  months
  ended  September  30,  2004  and  2003  (unaudited)                   7

Notes  to  Financial  Statements  (unaudited)                            8

Item  2:     Management  Discussion  &  Analysis  of
               Financial  Condition  and  Results  of  Operations       9

Item  3:     Controls  and  Procedures                                   13

                             PART2-OTHER INFORMATION
                             ----------------------

Item  1:     Legal  Proceedings                                            13
Item  2:     Changes  in  Securities                                      13
Item  3:     Defaults  upon  Senior  Securities                         13
Item  4:     Submission  of  Matters  to  Vote  of  Security  holders 13
Item  5:     Other  Information                                            13
Item  6:     Exhibits  and  Reports  on  Form  8-K                       14

Signatures                                                                   15

ITEM  1.        FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the Nine months ended September 30, 2004 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the Nine months ended September, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.




                                        AMANASU TECHNOLOGIES CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                                  BALANCE SHEETS
                                                    (UNAUDITED)
                                                                               September 30,    December 31,
                                                                                   2004             2003
                                                                               (Unaudited)      (Audited)
ASSETS
------

Current Assets:
    Cash                                                                 $        2,245   $      54,985
             Total current assets                                              2,245          54,985
                                                                         ---------------  --------------
Fixed Assets:
    Automobile                                                                   1,500           1,500
        Less accumulated depreciation                                           902             645
             Net fixed assets                                                      598             855
                                                                         ---------------  --------------
Other Assets:
    Licensing agreement                                                      160,000         160,000
        Less accumulated amortization                                       35,295          28,236
             Total other assets                                              124,705         131,764
                                                                         ---------------  --------------
Total Assets                                                           $      127,548   $     187,604

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Advance from Shareholder                                                  20,000               -
     Deposits for Common Stock                                                 99,900               -
                                                                          ---------------  --------------
             Total Current Liabilities                                        119,900               -

Stockholders' Equity:
    Common Stock: authorized 100,000,000 shares of
    0.001 par value; issued and outstanding - 46,506,300                  46,506          46,676
     Additional paid-in capital                                               550,894         650,624
     Deficit accumulated during development stage                        (589,752)       (509,696)
             Total stockholders' equity                                          7,648         187,604
                                                                           ---------------  --------------
             Total Liabilities and Stockholders' Equity             $      127,548   $     187,604

The accompanying notes are an integral part of these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

                                  Nine Month Period      December 1, 1997
                                  Ended September 30,   (Date of Inception)
                                   2004        2003       To September 30, 2004
                                   --------------------------------------------

Expenses                           80,094       248,273         593,175
    Operating loss              (80,094)     (248,273)       (593,175)
Other Income - Interest
                                      38           430                3,423
                                  ----------   ---------       -----------
Loss accumulated
during development
stage                        $   (80,056)  $  (247,843)       $(589,752)

Loss Per Share -
    Basic and Diluted      $         -   $         -
                            ============  ============

Weighted average
number of shares
outstanding               46,506,300    46,628,622

The accompanying notes are an integral part of these financial statements.

                          AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

                                             Quarter          December 1, 1997
                                    Ended September 30,   (Date of Inception)
                                   2004        2003       To September 30, 2004
                                --------------------------------------------




Expenses                           14,161     34,068              593,175
    Operating loss              (14,161)   (34,068)            (593,175)

Other Income - Interest           -           107                  3,423
Loss accumulated
during development
stage                         $   (14,161)  $(33,961)           $(589,752)

Loss Per Share -
    Basic and Diluted       $         -   $         -
                            ============  ============

Weighted average
number of shares
outstanding                   46,506,300    46,628,622

The accompanying notes are an integral part of these financial statements.


                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     December 1, 1997
                                Nine Month Periods Ended     (Date of Inception)
                                       September 30,              To September 30,
                                                     2004     2003              2004

                              ------------------------------------------------

CASH FLOWS FROM OPERATIONS:
Net loss                                         (80,056)   (247,843)   (589,752)
Charges not requiring the outlay of cash:
    Depreciation and amortization              7,316       7,487      36,197
    Services provided for common stock          -         15,000      21,300
             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES         (72,740)   (225,356)   (532,255)
                                                 ---------  ----------  ----------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
Purchase of automobile                             -           -        (1,500)
Partial payment of amount due for
     licensing agreement                            -           -      (160,000)
                                                 ---------  ----------  ----------
            NET CASH CONSUMED BY
                INVESTING ACTIVITIES                -           -      (161,500)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuances Cancellation of common stock           -           -       516,100
Capital Contributions from Shareholder                                 60,000
Advances received in anticipation of
  common stock sales                                 -       99,900       99,900
Shareholder advance                              20,000            -      20,000
                                                 ---------  ----------  ----------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES             20,000     99,900     696,000
                                                 ---------  ----------  ----------
Net Change In Cash                             (52,740)   (125,456)      2,245
Cash balance, beginning of period             54,985     208,901           -
                                                 ---------  ----------  ----------
Cash balance, end of period                  $  2,245   $  83,445   $   2,245
                                                 ---------  ----------  ----------

These  accompanying  notes  are  an integral part of these financial statements.


                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004



1.     BASIS  OF  PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Technologies Corporation (the "Company") as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, respectively, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2003.

2.     DEPOSITS  FOR  COMMON  STOCK

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 consideration received should be considered a liability, as opposed to a capital contribution, until the shares have been issued. The Company will rectify this discrepancy prior to the December 31, 2004 year end.

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

PRODUCT

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

PLAN  OF  OPERATION

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

The Company's cash requirements for the next 12 months are estimated to be $143,000. This amount is comprised of the following estimate expenditures:

- $ 65,000 for administrative salaries including salaries paid to current and projected staff and consultants,

- $ 60,000 for office expenses including meals and entertainment, travel and rental of office in Seattle and Tokyo,

-    $  18,000  for  audit  and  other  professional  fees,

The Company is seeking to raise a minimum of $143,000 in the next 12 months through shareholder advances from Mr. Atsushi Maki, a principle shareholder and Director, to support its working capital needs as described above. The Company also plans on raising a further $50,000 through the public or private offering of its debt or equity securities.

In addition to the above described capital requirements, the Company will be required to raise additional funds in order for it to commence full scale production. The amount of such funds is estimated to be $120,000. The funds will be allocated to parts and component inventory required in advance of production, and costs for manufacturing and specialty component production. The Company cannot predict whether it will be successful in raising any capital efforts.

The Company has no material commitments for capital at this time other than as described above. The Company expects to outsource the construction of component parts of its products to third parties as well as the scooter assembly. The Company believes that it can meet product demand from available manufacturing and assembly resources in Japan and elsewhere.

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $143,000, it may not be able to complete its plan of operations as discussed above.

The Company does not expect to acquire new or sell its existing technologies within the next 12 months.

The Company expects to hire additional employees in its office in Japan to fill positions relating to sales and marketing of its products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the nine months ended September 30, 2004 or for the same period in 2003 except for interest earned in bank deposits in the amount of $ 38 and $430 respectively. The decrease was due to a term deposit being closed in the previous quarter.

Total expenses for the nine month period ending September 30, 2004 was $ 80,093 compared to $ 248,273 for the same period of 2003. The decrease was due to decreased professional fees and rent.

Total expenses for the 3 month period ending September 30, 2004 was $ 14,161 compared to $34,068 for the same period in 2003. The decrease was due to decreased professional fees.

In the event that the Company does not generate revenues in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's Director, Atsushi Maki in the amount of $143,000 to meet minimum working capital needs. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2004, working capital was negative $117,655 and the deficit accumulated was $ 589,752. Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon obtaining the necessary $143,000 needed to fund working capital needs and the further $120,000 needed to commence full scale production.

During the nine months ended September 30, 2004, Mr. Maki has advanced shareholder loans in the amount of $20,000 for the purposes of working capital needs.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  has  no  off-balance  sheet  arrangements.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

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

                      AMANASU  TECHNOLOGIES  CORPORATION

Date:  November 15, 2004

/s/ Hideyuki  Shiraishi

Hideyuki  Shiraishi
Chief  Executive  Officer
Chief  Financial  Officer
Chief  Accounting  Officer