Form 10QSB/A
period 2004-06-30
AMANASU TECHNOLOGIES CORP
filed 2004-11-26
CIK 1168663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.  C.  20549

                                  FORM  10-QSB/A

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


********************************************************************************
                                         CORRECTION
In Item 2. Changes in Securities, the date 150,100 shares cancelled should read "January 2004". The date was previously stated in error as "January 2003".
********************************************************************************

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

                        AMANASU TECHNOLOGIES CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB/A
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

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



                                  AMANASU TECHNOLOGIES CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
                                            (UNAUDITED)
                                                                                   June 30,      December 31,
                                                                                    2004            2003
                                                                                 (Unaudited)      (Audited)
ASSETS
------
Current Assets:
    Cash                                                                           $3,968        $54,985
                                                                                 -----------------------
             Total current assets                                                3,968         54,985

Fixed Assets:
    Automobile                                                                     1,500          1,500
        Less accumulated depreciation                                            816             645
                                                                                 -----------------------
             Net fixed assets                                                       684             855

Other Assets:
    Licensing agreement                                                         160,000       160,000
        Less accumulated amortization                                          32,942        28,236
                                                                                ------------------------
             Total other assets                                                 127,058       131,764

                                                                                ------------------------
Total Assets                                                                    $131,710      $187,604
                                                                                ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Advance from Shareholder                                                        10,000          -
Deposits for Common Stock                                                       99,900          -
                                                                                ------------------------
Total current liabilities                                                      109,900          -


Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of
    $.001 par value; issued and outstanding - 46,506,300                   46,506        46,676
Additional paid-in capital                                                     550,894       650,624
Deficit accumulated during development stage                              (575,590)     (509,696)
                                                                                ------------------------
             Total stockholders' equity                                         21,810       187,604
                                                                                ------------------------
Total Liabilities and Stockholders' Equity                                 $131,710      $187,604
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




                                  AMANASU TECHNOLOGIES CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS AND DEFICIT
                                ACCUMULATED DURING DEVELOPMENT STAGE
                                            (UNAUDITED)

                                                                                               December 1, 1997
                                                  Six Month Period Ended June 30,       (Date of Inception)
                                                      2004                  2003              To June 30, 2004
                                                 ----------------------------------------------------
Expenses                                            65,932               214,205            579,013
    Operating loss                                (65,932)            (214,205)          (579,013)
Other Income - Interest
                                                       38                    323                3,423
Loss accumulated
during development stage                    ----------------------------------------------------
                                                   (65,894)             (213,882)          (575,590)
                                                 ====================================================

Loss Per Share -
    Basic and Diluted                            $     -                $      -
                                                          ==                      ==

Weighted average                               46,506,300            46,614,734
number of shares
outstanding

The  accompanying  notes  are  an  integral  part of these financial statements.





                                  AMANASU TECHNOLOGIES CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS AND DEFICIT
                                ACCUMULATED DURING DEVELOPMENT STAGE
                                            (UNAUDITED)

                                                                                            December 1, 1997
                                                           Quarters Ended June 30,    (Date of Inception)
                                                            2004            2003          To March 31, 2004
                                                        ------------------------------------------------
Expenses                                                  23,892         74,040             579,013
    Operating loss                                      (23,892)      (74,040)           (579,013)
Other Income - Interest
                                                             4                58                3,423
Loss accumulated
during development stage                          -------------------------------------------------
                                                       (23,888)        (73,982)           (575,590)
                                                       =================================================
Loss Per Share -
    Basic and Diluted                                 $     -          $     -
                                                            ====             ====

Weighted average                                     46,506,300       46,436,400
number of shares
outstanding

The  accompanying  notes  are  an  integral  part of these financial statements.



                                         AMANASU TECHNOLOGIES CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                                Six Month Periods Ended           December 1, 1997
                                                                         June 30,             (Date of Inception) To June 30,
                                                                  2004              2003                   2004
                                                            ---------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net loss                                                      (65,894)         (213,882)              (575,590)
Charges not requiring the outlay of cash:
    Depreciation and amortization                           4,877             4,991                 33,758
    Services provided for common stock                        -              15,000                 21,300

                                                            ---------------------------------------------------
             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES                       (61,017)         (193,891)             (520,532)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
Purchase of automobile                                         -                   -                   (1,500)
Payment of amount due for
     licensing agreement                                        -                  -                  (160,000)

                                                            ---------------------------------------------------
            NET CASH CONSUMED BY
                INVESTING ACTIVITIES                            -                  -                  (161,500)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuances of common stock                                      -                  -                   516,100
Capital Contribution from Shareholder                                                                60,000
Shareholder advance                                          10,000               -                    10,000
Advances received in anticipation of
    common stock sales                                          -               99,900                 99,900

                                                            ---------------------------------------------------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                         10,000            99,900                686,000

Net Change In Cash                                          (51,017)          (93,991)                3,968
Cash balance, beginning of period                         54,985            208,901                      -
                                                            ---------------------------------------------------
Cash balance, end of period                                 3,968            114,910                 3,968
                                                            ===================================================

These  accompanying  notes  are an integral part of  these financial statements.

                        AMANASU TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2004
                                   (UNAUDITED)




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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  OR  PLAN  OF  OPERATION

                              Cautionary Statement

SAFE  HARBOR

This  Form  10QSB/A  contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies' annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

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

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10QSB/A. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

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

***************Correction*************************************

In January 2004, the Company canceled 150,100 shares held by:

**************************************************************
Aya Takahashi-100
Tokuo Goshima-100,000
Michiaki Iwasaka-50,000

These shares were originally issued in December 2001 for marketing and technical services. The above noted shareholders did not perform these services and at the request of these shareholders, the Company canceled the shares in January 2004. No consideration was paid to these shareholders.

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

                      AMANASU  TECHNOLOGIES  CORPORATION

Date: November 26, 2004

                    /s/ Hideyuki Shiraishi
                   _____________________________
                        Hideyuki Shiraishi
                        Chief  Executive  Officer
                        Chief  Financial  Officer
                        Chief  Accounting  Officer