Form 10KSB
period 2004-12-31
AMANASU TECHNOLOGIES CORP
filed 2005-04-14
CIK 1168663

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2004

COMMISSION FILE NO. 0-49719

AMANASU TECHNOLOGIES CORPORATION

(Name of small business issuer as specified in its charter)

NEVADA	98-0351508
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

701 FIFTH AVENUE, 42nd FLOOR, SEATTLE, WA 98104

 (Address of principal executive offices)

206-262-8188

 (Issuer's telephone number)

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
☒ Yes  ☐ No
☒ Yes  ☐ No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2005, computed by reference to the price at which the stock was sold on that date: -0-

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2005 was 46,506,300 common shares.

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

The Company’s principal offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, and its telephone number is (206) 262-8188. The Company also maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan.

Overview and History.

The Company is a development stage company and significant risks exist with respect to its business (see “Cautionary Statements” below). The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet both of which are used in connection with an electrical motor scooter. The technologies were acquired under a sub-license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company’s largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

License Agreement.

Effective February 10, 2000, Amanasu Corporation obtained the exclusive, worldwide rights to a high efficiency electrical motor and a high powered magnet pursuant to a licensing agreement with its inventors. Amanasu Corporation paid the inventors the sum of $160,000, and transferred to the one of the inventors’ 1,000,000 shares of common stock of the Company that it later received when it sub-licensed the technology to the Company, as described below. The term of the licensing agreement is 30 years, and is subject to a two percent royalty payable to the inventors on the gross receipts from the sale of products using the licensed technology. The agreement is assignable by Amanasu Corporation, provided that, the assignee assumes the other terms and conditions of the license agreement, including the payment of the two percent gross royalty to the licensors. The inventors may terminate the agreement if the licensees or its assigns fail to cure any default within 90 days after receiving notice of such default from the licensors.

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

-  issued an additional 6,350,000 shares of its common stock, valued at $6,350 to third parties. These shares consisted of: 1,000,000 shares to each of Wanxuan Lei, Shiyang Lei, and Jufang Zhang; 100,000 shares to Tokuo Goshima, 500,000 shares to Takashi Yamaguchi, and 50,000 shares to Machiaki Iwasaka; and 2,700,000 shares to Mr. Atsushi Maki.

The shares issued to Wanxuan Lei, Shiyang Lei, and Jufang Zhang were issued in exchange for product marketing services to be performed by these parties for the Company in respective countries of China, Korea, and Taiwan, as further described in Item 1 section Markets and Marketing below. None these individuals are affiliated with the inventors or Amanasu Corporation.

The shares issued to Takashi Yamaguchi were as required under the sub-license agreement, however, not for any future services to be performed by these parties to the Company. Takashi Yamaguchi is a consultant of a Y.T. Magnet Corporation, a company owned by the principal inventor.
The shares issued to Tokuo Goshima and Machiaki Iwasaka, were originally issued in December 2001 for marketing and technical services. The above noted shareholders did not perform these services and at the request of these shareholders, the Company canceled the shares in January 2003. No consideration was paid to these shareholders.

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

Description of Technology.

The technologies sub-licensed by the Company consist of a high efficiency electric motor and a high powered magnet. Both technologies have been patented by the inventor under separate patent filings in the United States. The motor technology also was patented in Canada. The Company expects to manufacture and sell a proprietary electric motor scooter which incorporates the advantages of the two technologies. Management believes the competitive advantages of the electric motor scooter are its ability to travel longer distances between each battery recharge, as well as a significantly shorter battery recharge time than other electric motor scooters in the market. The belief of management is premised upon the comparison of results between independent tests conducted by Sanwa Electronics Co., Inc., on behalf of the Company, with respect to its electric scooter and data published by Honda regarding its electric scooter. This comparison is discussed in “Description of Products” below.

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

Description of Products.

The Company intends to participate in the emerging electric vehicle market by using its sub-licensed technologies to design, manufacture, and sell lightweight, electric motor scooters. The Company is planning to provide its own technology of battery charging system to Evader Motorcycle, Inc. and develop better and advanced product of electric scooter in cooperation. The Company may aim to open the market in Japan and mainly in Southeast Asia.

The Company's principal product will be a lightweight motor scooter that features the Company's proprietary electric motor. The one passenger scooter also will feature a step less transmission, an electromotive brake, and is expected to weigh 107 kg. The Company will use an otherwise standard leaded battery. Due to the unique features of the licensed technologies, the scooter is expected to deliver improved operational efficiencies over competitive products. On December 26, 2001, Sanwa Electronics Co., Inc. performed two independent tests on one of the Company's scooters. The test results indicated that the motor scooter can travel 65 to 85 km on a full battery charge, at an average running speed of 30 km/hour. The battery charge time to travel these distances approximated 2 hours. Sanwa Electronics conducted the tests on a relatively flat road grade with limited traffic density. These results contrast with Honda's electric scooter (Year 2001-Model #A-AF36). According to product literature published by Honda, the scooter travels approximately 60 km at 30 km/hour, and a full recharge requires approximately 8 hours. Conditions, such as road grade and travel density, regarding the scooter were not contained in the Honda information.

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

Competition.

The Company expects to confront intense competition in electric vehicle market. The major manufacturers in the electrical bicycle/scooter market are Honda, Suzuki, Sanyo and Yamaha which sell their products principally in the Far East and Europe. In addition, other smaller manufacturers exist in this market throughout the world. Despite the robust competition, the Company believes that it maintain certain competitive advantages in this market. Specifically, it believes that its scooter’s ability to travel longer distances on an existing charge as well the shorter charge time are important competitive advantages. In addition, the Company expects to sell its scooter at prices ranging from 20 to 30% less than a comparable product manufactured by the major manufacturers. Consequently, the Company believes due to these competitive advantages, it will be able to effectively compete in this market.

Manufacturing And Suppliers.

Market place of electric scooter has become intensely competitive. Offering shorter recharging time and more economical sales price are the primal keys. The Company conducted a procedure of manufacturing the product in China due to cutting down on the cost, and hoped it would work through to meet the Company’s expectation. However the significant issue which was difficulty of protecting the proprietary technology unwillingly emerged. Additionally there were some major concerns which were securing follow-ups, warrant and maintenance of the product due to safety and protection of incidents from the result of its deficiency, and handling and managing such matters perfectly is overwhelming. To solve the 2 major issues, the Company has come to the potential solution in connection with making a revenue and profit, which is cooperation with a company who has already produced complete product of electric scooter in successful marketing condition. The Company has encountered Evader Motorcycle, Inc. (U.S.A) who has commercially produced their electric scooters and sold it in 20 countries. The Company considers Evader as a prospective company that the Company might share its technology with and create more improved and advanced technology of electric scooter which would make a strong impact to the market. The Company may pursue the exclusive right to Evader’s already existing product to open the market in Japan for the first step

Markets And Marketing.

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

The Company's strategic focus was to establish a distribution network in North America and Japan, subject to the Company raising sufficient working capital for its operations. The Company would use independent marketing representatives to identify prospective distributors and other potential users such as local and regional governments within designated territories. Wanxuan Lei, Shiyang Lei, and Jufang Zhang were the Company’s independent marketing representatives for the territories of China, Korea, and Taiwan respectively. In North America, the President and an independent consultant would lead the marketing efforts in North America.  However, the Company has come to the point where it might enter a contract with Evader Motorcycle, Inc. for a business cooperation, which may result in skipping some process of having a foundation for production line and after-care service line, and leaping widely toward actual commercial sale and distribution. Therefore Wanxuan Lei, Shiyang Lei, and Jufang Zhang are considered to be finished with their supports for the Company and have started focusing on their individual pursuits. The Company will remain the relationship with them and will seek for their supports as the need arises. The Company estimates the cost approximately $100,000 on the promotion for the Evader’s electric scooter. Once an arrangement is formalized with Evader Motorcycle, Inc., the marketing representative of the Company will make sales directly to the distributors in Japan. As the number of sales result increased, the Company will enter discussion of a new project which is expansion of its market place in other Asian countries.

Each distributor for the Company likely will be an existing distributor of motor scooters in Japan, and will be granted a designated territory on an exclusive or non-exclusive basis. In order to maintain exclusivity, each distributor will be required to purchase a minimum number of scooters according to the agreement which in discussion at present. The Company believes that these principal markets are attractive because of the high demand for motor scooters coupled with the growing worldwide effort to limit emissions from gas-powered vehicles. The Company will seek to leverage its operating advantages to sell Evader’s electric scooter to existing scooter distributors in Japan.

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

Employees.

As of December 31, 2004, the Company has no full time employees. During 2004, the Secretary of the Company has rendered consulting services to the Company in the amount of $42,000.

Item 2.  Description Of Property.

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor, and Seattle, Washington 98104. The premises are 1,500 square feet and are subleased at a monthly rate of $1,550 from Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company’s majority shareholder. The underlying lease expires September 30, 2005. The Company sub-leases a Seattle apartment from Amanasu Environment Corporation for a monthly rental of $1,000. The underlying lease expires October 15, 2005. The rental amounts for both premises are shared equally with Amanasu Environment Corporation. In addition, the Company maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan.. The premises are 1,000 square feet and are leased on a month to month basis at a monthly rental of $2,500 per month. Amanasu Environment Corporation occupies the same premises and pays the same rental amount. The Company believes additional lease space at this location will be available to support its future growth.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders.

None

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters.

There is no public market for the Company's equity securities. The Company intends to establish a public market for its common stock in the United States. The Company will seek a market maker to file a Form 211 application with the NASD in order for its common stock to be quoted on the over the counter bulletin board of the NASD. The application will be subject to the review and approval of NASD. As of December 31, 2004, (i) there are no outstanding warrants or options to purchase, or securities convertible into common stock of the Company and (ii) 45,989,650 shares of common stock can be sold pursuant to Rule 144, of which 5,446,600 shares can be sold pursuant to Rule 144 (k). The remaining shares are held by control person and, as such, are subject to the other limitations of Rule 144, including the 1% limitation discussed below. Under Rule 144, shareholders whose restricted shares meet the rule's one year holding provisions, including persons who may be deemed affiliates of the Company, may resell restricted securities in broker's transactions or directly to market makers, provided the number of shares sold by such holder in any three month period is not more than the greater of 1% of the total shares of common stock then outstanding or the average weekly trading volume for the four calendar week period immediately prior to each such sale. After a non affiliated shareholder meets the two year holding period of the rule, restricted securities may be resold without regard to the above restrictions. Restricted securities held by affiliates must continue, even after the two year holding period, to meet the resale limitations discussed above.

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

As of March 15, 2005, there are 91 shareholders of record of the Company's common stock. . Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

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

Recent Sales Of Unregistered Securities

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 capital contribution should be considered a liability until such shares have been issued. This transaction was previously recorded as a capital transaction in error.

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

Plan Of Operations

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

The Company’s plan of operations for the next 12 months is to consider providing its patented fast battery charging technology adopting Evader’s existing electric scooter and develop and improve Evader’s scooter to be competitive, rather than only working on the Company’s product struggling with raising capital and delay of its commercial production. Because, compare to other electric scooters, the electric scooter produced by Evader Motorcycle, Inc. is relatively systemized fast battery charging time, and most of all, Evader already has its production line and establishes the after-care- service management. Cooperating with Evader may benefit the Company that the Company may just focus on marketing and sales promotion. The Company considers opening the market in Japan for the next 12 months and then the countries of Southeast Asia, which may be the main market place of the improved Evader’s scooter in the future. The sales price of the scooter will be $1,300-1,850/unit and sales quantity will be 2,000units. The Company will primarily invest $150,000 for the marketing and sales promotion of Evader’s electric scooter. The Company is expecting a profit of $400,000 ($200/unit (profit) X 2,000 units (prospective sales)) for next 12 months.
The Company has also encountered an opportunity to consider marketing healthy food productions such as cheese, butter, salad dressing, mayonnaise, bread, beverage, processed with soy bean. The Company is estimating $350,000 of investment for this project whether investing existing company for cooperation or establishing a new company which produces healthy products.

The Company's cash requirements for the next 12 months are estimated to be $500,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $60,000 for rent, $20,000 for professional fees, and $10,000 for miscellaneous expenses.

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $500,000, it may not be able to complete its plan of operations as discussed above.

During the fiscal 2004 and 2004, the Company spent $-0- and $-0- respectively on research and development.

Liquidity And Capital Resources

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder. During the 2003 period, the Company raised $100,000 should be considered a liability until such shares have been issued. The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and parts inventory, as discussed below.

Total assets as of December 31, 2004 were $167,425 representing a decrease of $20,179 from total assets of $187,604 as of December 31, 2003.

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

Need For Additional Capital.  The Company will require additional capital and long term to meet its ongoing operating requirements. Compare to other electric scooters, the electric scooter produced by Evader Motorcycle, Inc. is relatively systemized fast battery charging time. The Company is considering to providing its patented fast battery charging technology adopting Evader’s existing electric scooter, and cooperate with Evader to open the market in Japan and the countries of Southeast Asia. Evader already has its production line and establishes the after-care-service management; therefore the Company may be able to just focus on marketing and sale promotion. In the future, the need includes funds for marketing promotion of the improved scooter. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company and its ability to develop and commercial sell the products.

Ability To Develop Commercial Product.  The Company presently maintains proto-type versions of its scooter.  The Company must undertake limited product development with respect its product in order for it to be commercially available for sale. The Company estimates that approximately $100,000 will be needed in marketing promotion, and other expenditures. The Company can not predict that even with such expenditures, it will be successful in developing ca product ready for commercial sale in the near future or at any time.

Rapid Technological Changes. The industry in which the Company intends to compete is subject to rapid technological changes. No assurances can be given that the any technological advantages which may be enjoyed by the Company in respect of its technologies can not or will not be overcome by technological advances by competitors rendering the Company’s technologies obsolete or non-competitive.

Lack Of Indications Of Product Acceptability. The success of the Company will be dependent upon its ability to develop commercially acceptable advanced products adopting its technology to Evader’s existing product, and to sell such products in quantities sufficient to yield profitable results. To date, the Company has received no indications of the commercial acceptability of any of its scooter. Accordingly, the Company can not predict whether its products can be marketed and sold in a commercial manner.

Lack Of Established Distribution Channels.  The Company does not have an established channel of distribution for any of its scooter at present. However Evader Motorcycle, Inc. has already its own distribution channels in Europe and thorough warranty system established for their scooter. If the Company enters cooperation with Evader, and if the Company just provide its patented technology of advanced battery system to Evader to improve the efficiency of the existing product, the Company can just focus on establishing a network of designated dealers in targeted markets in Japan and South East Asia at such time as it has completed the product development and the scooter is ready for commercial sale. The Company can not predict whether it will be successful in establishing its intended dealer network in Japan.

Management. The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Hideyuki Shiraishi, the Company's President. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

Control Exercised By Management. As of March 15, 2005, the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See “Description of Business - Proprietary Rights”). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

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

Name	Age	Position
Atsushi Maki	57	Director
Lina Lei	44	Secretary
Hideyuki Shiraishi	46	Chairman, President, and Chief Financial Officer

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

Hideyuki Shirai has been Chairman, President, and Chief Financial Officer since November 12, 2004 after the resignation of Masafumi Hata, the previous Chairman, President, and Chief Financial Officer of the Compnay. From 1997 throughout 1999, Mr. Shiraishi held the post of Trustee of the Japan Council of Shopping Centers (the "Council").  The Council is a member of the International Council of Shopping Centers and is the global trade association of the shopping center industry.  From March 1999 through June 2000, Mr. Shiraishi became the Representative Director of Sephora AAP Japan and launched 6 stores in Ginza, Shinsaibashi, Shibuya, Shinjuku, Ikebukuro, and Laraport.  From July 2000 through May 2003, Mr. Shiraishi became the Director of Real Estate and Property Development at LVMH Moet Hennessy Louis Vuitton Japan, a parent company of Sephora, where he launched several stores in Japan for companies such as Chaumet and Christian Dior.  From June 2003 to present, Mr. Shiraishi has held the position Chief Project Leader for the Institute for Eco and Economic Systems (the "Institute").  The Institute's main objective is to develop environmentally friendly products for used in all areas of commerce.  As Chief Project Leader, Mr. Shiraishi is responsible in heading the department of New Product Development.

Item 10.  Executive Compensation.

Ms. Lina Lei, an officer of the Company, received $42,000 in exchange for consulting services rendered to the Company. No other form of compensation or remuneration was paid to any officer or director during fiscal 2004. Future services to be rendered by Ms. Lei will be subject to the approval of the Board of Directors. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

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

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table will identify, as of March 15, 2005, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,506,300 shares of common stock of the Company which are issued and outstanding as of March 15, 2005. The address for each individual below is 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and nature Beneficial Ownership(1)	Percent of Class

Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	75.3%

Common Stock	Atsushi Maki(3)	40,373,700	86.8%

Common Stock	Lina Lei(4)	40,373,700	86.8%

Common Stock	Hideyuki Shiraishi	70,000	<1%

	Officers and Directors, as a group (3 persons)	40,443,700	86.8%

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

(3). Includes 40,443,700 shares of common stock held individually by Mr. Maki, 35,000,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Mr. Maki’s wife, Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by his wife.
(4). Includes 500,000 shares of common stock held individually by Ms. Lei, and 39,873,700 shares of common stock beneficially owned by Ms. Lei’s husband, Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by her husband.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective February 10, 2000, Amanasu Corporation, formerly Family Corporation, the Company’s largest shareholder, obtained the exclusive, worldwide rights to the technologies pursuant to a licensing agreement with its inventors. Amanasu Corporation paid the inventors the sum of $160,000, and transferred to the inventors 1,000,000 shares of common stock of the Company that it later received when it sub-licensed the technology to the Company.

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

During 2004, Lina Lei, an officer of the Company, received $10,000 in exchange for performing consulting services for the Company.

The Company shares office space for its Seattle and Tokyo offices and shares an apartment in Seattle with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by Atsushi Maki, a director of the he Company (See “Part I - Item 2 Description of Property”).

Item 13. Exhibits and Reports on Form 8-K.

Exhibit            Description

3(i)(a)  Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
3(i)(b)  Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(c)  Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
3(i)(d)  Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
3(ii)(a)  Amended and Restated By - Laws of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
10(i)   License agreement between the Company and Yasunori Takahashi, Yoshiaki Takahashi and Y.T. Magnet Corporation, dated February 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
10(ii)  Agreement between Family Corporation and the Company dated March 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB filed on March 31, 2003)
Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB/A filed on July 21, 2003)
31 Certification under Section 906 of the Sarbanes-Oxley Act.
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.
Resignation of Charlie Lan as Chairman, President, Chief Financial Officer, Director, Secretary and Treasurer on May 15, 2003. (filed on May 21, 2003)
Resignation of Masafumi Hata as Chairman, President, Chief Financial Officer, Director, Secretary and Treasurer on November 12, 2004. (filed on November 16, 2004)

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2004 were $8,585 and for 2003 were $8,470.
(2) Audit Related Fees for 2004 and 2003 were $0.
(3) Tax Fees for 2004 were $0 and 2003 were $0.
(4) All Other Fees were $0.
(5) N/A
(6) Not greater than 50% for 2004 and 2003.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004

Financial Table of Contents

ROBERT G. JEFFREY
CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Board of Directors
Amanasu Technologies Corporation

I have audited the accompanying balance sheet of Amanasu Technologies Corporation (a development stage company) as of December 31, 2004, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 and the period of February 22, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Technologies Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U. S. generally accepted accounting principles.

/s/Robert G. Jeffrey
ROBERT G. JEFFREY
March 30, 2005
Wayne, New Jersey

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2004

ASSETS

Current Assets:
Cash	$44,560

Total current assets	44,560

Fixed Assets:
Automobile	1,500
Less, accumulated depreciation	987
Net fixed assets	513

Other Assets:
Licensing agreement	160,000
Less, accumulated amortization	37,648
Total other assets	122,352

Total Assets	$167,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advance from affiliates	$1,525
Total current liabilities	1,525

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 issued and outstanding	46,676
Additional paid in capital	650,624
Deficit accumulated during development stage	(531,400)

Total stockholders’ equity	165,900

Total Liabilities and Stockholders’ Equity	$167,425

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2004	Year 2003	December 1, 1997 (Date of Inception) To December 31, 2004

Revenue	$91,912	$-	$91,912

Expenses	$113,653	$279,322	626,734

Operating loss	(21,741)	(279,322)	(534,822)

Other Income-interest	37	524	3,422

Loss accumulated during development stage	$(21,704)	$(278,798)	$(531,400)

Net loss per share - Basic and Diluted	$-	$-

Average number of shares outstanding	46,676,400	46,646,400

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Periods Ended December 31, 2004 and 2003

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance, January 1, 2003	46,436,400	$46,436	$405,964	$(230,898)	$221,502

Shares issued for services	150,000	150	14,850		15,000

Shares issued to investors	90,000	90	169,810		169,900

Shareholder capital contribution	-	-	60,000		60,000

Net loss for period				(278,798)	(278,798)

Balance, December 31, 2003	46,676,400	46,676	650,624	(509,696)	187,604

Net loss for period				(21,704)	(21,704)

Balance, December 31, 2004	46,676,400	$46,676	$650,624	$(531,400)	$165,900

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF CASH FLOWS

	Year 2004	Year 2003	December 1, 1997 (Date of Inception) To December 31,2004

CASH FLOWS FROM OPERATIONS:
Net loss	$(21,704)	$(278,798)	$(531,400)
Charges not requiring the outlay of cash:
Depreciation of Amortization	9,754	9,982	38,635
Services provided for common stock	-	15,000	21,300

Changes in assets and liabilities:
Increase in advance from affiliate	1,525		1,525

Net Cash Consumed By Operating Activities	(10,425)	(253,816)	(469,940)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	(60,000)	(160,000)

Net Cash Consumed By Investing Activities	-	(60,000)	(161,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuances of common stock to investors	-	99,900	546,000
Shareholder deposits for common stock	-	-	70,000
Shareholder capital contribution		60,000	60,000

Net Cash Provided By Financing Activities	-	159,900	676,000

Net Change In Cash Balance	(10,425)	(153,916)	44,560

Cash balance, beginning of period	54,985	208,901	-

Cash balance, end of period	$44,560	$54,985	$44,560

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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

Development Stage Accounting
The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2004, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products. Except for an unrelated consulting fee received during 2004, no revenue had been realized through December 31, 2004.

Basis Of Presentation
The Company has incurred losses from inception to December 31, 2004 of $531,400. Capital was raised in the amount of $446,100 in 2001 through the issuance of 20,036,400 shares of common stock. Additional capital totaling $229,900 was raised during 2002 and 2003 through the issuance of 90,000 shares and a capital contribution from a major shareholder. These funds are expected to provide adequate financing to allow the Company to begin using its licensing rights.

Cash
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

2.	RELATED PARTY TRANSACTIONS

During the year 2003, the majority shareholder made a $60,000 capital contribution by paying a Company obligation.

The Company has a contractual arrangement for administrative services with the wife of the president of a corporation which owns a majority of the outstanding Company stock. Compensation for these services is $3,500 per month.

3.	EXPENSES

Expenses consist primarily of consulting services ($54,400), professional fees ($16,183), rent ($16,006), and amortization of the sub-licensing agreement ($9,412).

4.	INCOME TAXES

The Company has experienced losses since its inception which have totaled $531,400. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of these NOL’s has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2021, through 2004.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets	$180,676
Valuation Allowance	180,676
Balance Recognized	$-

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

5.	RENTALS UNDER OPERATING LEASES

The Company has made its offices in quarters which are rented on a month to month basis. Rent expense totaled $16,006 during 2004 and $49,869 during 2003.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

There were no non-cash investing or financing activities during 2004. There also were no noncash investing activities during 2003. The following non-cash financing activity occurred during the year 2003. Seventy thousand shares were purchased by a shareholder for cash in 2002, but not issued until 2003.

Financial Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Technologies Corporation

__________________
Hideyuki Shiraishi             April 13, 2005
President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

___________________     April 13, 2005
Atsushi Maki
Director

___________________         April 13, 2005
Hideyuki Shiraishi
Director