Form 10QSB
period 2005-03-31
AMANASU TECHNOLOGIES CORP
filed 2005-05-16
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

For the transition period from ___ to ___.
Commission file number: 001-31261

AMANASU TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0351508
(State or other jurisdiction of organization)	(IRS Employer Identification No.)

701 Fifth Avenue, 42nd Floor, Seattle, WA 9810&#-236;
(Address of principal executive offices)

206-262-8188
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last　 report)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of　the Exchange Act during the past 12 months (or such shorter period that the　registrant was required to file such reports), and (2) has been subject to such　filing requirements for the past 90 days.   Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be　filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of　securities under a plan confirmed by a court.  Yes ☐  No☐ N/A ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common　equity, as of the latest practicable date: 46,676,400 as of May 10, 2005.

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

AMANASU TECHNOLOGIES CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART1-FINANCIAL INFORMATION

ITEM1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the Three months ended March 31, 2005 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the Three months ended March 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$10,809	$44,560
Total current assets	10,809	44,560

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,038	987
Net fixed assets	462	513

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	40,001	37,648
Total other assets	119,999	122,352

Total Assets	$131,270	$167,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Advance from affiliates	$1,525	$1,525
Total current liabilities	1,525	1,525

Stockholders’ Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 shares issued and outstanding	46,676	46,676
Additional paid-in capital	650,624	650,624
Deficit accumulated during development stage	(567,555)	(531,400)
Total stockholders’ equity	129,745	165,900
Total Liabilities and Stockholders’ Equity	$131,270	$167,425

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

			December 1, 1997
	Quarters Ended March 31,		(Date of Inception)
	2005	2004	To March 31, 2005

Revenue	$-	$-	$91,912
Expenses	36,155	42,039	662,889
Operating loss	(36,155)	(42,039)	(570,977)
Other Income - Interest	-	33	3,422
Loss accumulated during development stage	$(36,155)	$(42,006)	$(567,555)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			December 1, 1997
	Quarters Ended March 31,		(Date of Inception)
	2005	2004	To March 31, 2004
CASH FLOWS FROM OPERATIONS:
Net loss	$(36,155)	$(42,006)	$(567,555)
Charges not requiring the outlay of cash:
Depreciation and amortization	2,404	2,439	41,039
Services provided for common stock	-	-	21,300
Changes in assets and liabilities:
Increase in advance from affiliate	-	-	1,525

Net Cash Consumed By Operating Activities	(33,751)	(39,567)	(503,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	-	616,000
Shareholder capital contribution	-	-	60,000

Net Cash Provided By Financing Activities	-	-	676,000

Net Change In Cash	(33,751)	(39,567)	10,809

Cash balance, beginning of period	44,560	54,985	-

Cash balance, end of period	$10,809	$15,418	$10,809

These accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation (“the Company”) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the Form 10-KSB for the year ended December 31, 2004.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2004.

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

Market place of electric scooter has become intensely competitive. Offering shorter recharging time and more economical sales price are the primal keys. The Company conducted a procedure of manufacturing the product in China due to cutting down on the cost, and hoped it would work through to meet the Company’s expectation. However the significant issue which was difficulty of protecting the proprietary technology unwillingly emerged. Additionally there were some major concerns which were securing follow-ups, warrant and maintenance of the product due to safety and protection of incidents from the result of its deficiency, and handling and managing such matters perfectly is overwhelming. To solve the 2 major issues, the Company has come to the potential solution in connection with making a revenue and profit, which is cooperation with a company who has already produced complete product of electric scooter in successful marketing condition. The Company has encountered Evader Motorcycle, Inc. (U.S.A) who has commercially produced their electric scooters and sold it in 20 countries. The Company has entered into an International Distributor Agreement with Evader Motorcycle, Inc. whereby the Company is appointed as an exclusive agent for the products of Evader. The Company is granted the exclusive rights for the motorcycle retail industry or vertical markets in Japan, with the right to include other channels as agreed to between the parties. The Company considers Evader as a prospective company that the Company might share its technology with and create more improved and advanced technology of electric scooter which would make a strong impact to the market.

PRODUCT

The Company intends to participate in the emerging electric vehicle market by using its sub-licensed technologies to design, manufacture, and sell lightweight, electric motor scooters. The Company may expand its product line in the future to include other electronic vehicles, such as electric bicycles.
The Company is planning to provide its own technology of battery charging system to Evader Motorcycle, Inc. and develop better and advanced product of electric scooter in cooperation. The Company aims to open the market in Japan and mainly in Southeast Asia.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2005 or for the same period in 2004 except for interest earned in bank deposits in the amount of $ 0 and $33 respectively. The decrease was due to a term deposit being closed in the previous quarter.

Total expenses for the 3 month period ending March 31, 2005 was $ 36155 compared to $42039 for the same period in 2004. The decrease was due to decreased professional fees.

The Company is expecting to generate revenues of $400,000 from the sales of Evader’s products in the next 12 months. The Company intends to raise additional funds in the near future through private placements of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2005 cash used in operating activities was $33,751 compared to $ 39,567 for the same period in 2004. This decrease was due to reduced expenses.

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

Total assets as of March 31, 2005 were $131,270 representing a decrease of $36,155 from total assets of $167,425 as of December 31, 2004.

The Company's ability to continue in existence is dependent upon obtaining the necessary $150,000 for the marketing and sales promotion of Evader’s electric scooter and $350,000 needed to fund working capital of either cooperation or establishing a new company which pro9duces healthy products. The Company’s cash requirements for the next 12 months are estimated to be $500,000. If the Company is unsuccessful in raising at least $500,000, it may not be able to complete its plan of operations as discussed above.

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

(ii)

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

Date: May 10, 2005

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer