Form 10KSB/A
period 2004-12-31
AMANASU TECHNOLOGIES CORP
filed 2005-07-26
CIK 1168663

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

/s/ Hideyuki Shiraishi
__________________
Hideyuki Shiraishi            July 25, 2005
President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
___________________       July 25, 2005
Atsushi Maki
Director

/s/ Hideyuki Shiraishi
___________________         July 25, 2005
Hideyuki Shiraishi
Director