Form 10QSB
period 2005-06-30
AMANASU TECHNOLOGIES CORP
filed 2005-08-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be　filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of　securities under a plan confirmed by a court. Yes ☐ No ☐ N/A ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common　equity, as of the latest practicable date: 46,506,300 as of August 10, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AMANASU TECHNOLOGIES CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART 1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2005 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current Assets:
Cash	$17,768	$44,560
Total current assets	17,768	44,560

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,089	987
Net fixed assets	411	513

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	42,354	37,648
Total other assets	117,646	122,352

Total Assets	$135,825	$167,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued liabilities	$6,805	$1,525
Stockholder advance	20,000
Total current liabilities	26,805	1,525

Stockholders’ Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 shares issued and outstanding	46,676	46,676
Additional paid-in capital	650,624	650,624
Deficit accumulated during development stage	(588,280)	(531,400)
Total stockholders’ equity	109,020	165,900
Total Liabilities and Stockholders’ Equity	$135,825	$167,425

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2005	2004	To June 30, 2005

Revenue	$-	$-	$91,912
Expenses	56,880	65,932	683,614
Operating loss	(56,880)	(65,932)	(591,702)
Other Income - Interest	-	38	3,422
Loss accumulated during development stage	$(56,880)	$(65,894)	$(588,280)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Quarters Ended June 30,		December 1, 1997 (Date of Inception)
	2005	2004	To June 30, 2005
Revenue	$-	$-	$91,912
Expenses	20,725	23,892	683,614
Operating loss	(20,725)	(23,892)	(591,702)
Other Income - Interest	-	4	3,422
Loss accumulated during development stage	$(20,725)	$(23,888)	$(588,280)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended June 30,		December 1, 1997 (Date of Inception) To June 30, 2005
	2005	2004
CASH FLOWS FROM OPERATIONS:
Net loss	$(56,880)	$(65,894)	$(588,280)
Charges not requiring the outlay of cash:
Depreciation and amortization	4,808	4,877	43,443
Services provided for common stock	-	-	21,300
Changes in assets and liabilities:
Decrease in advance from affiliate	1,525	-	-
Increase in accrued liabilities	6,805		6,805
Net Cash Consumed By Operating Activities	(46,792)	(61,017)	(516,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	-	616,000
Shareholder capital contributions	-	10,000	60,000
Shareholder advance	20,000	-	20,000
Net Cash Provided By Financing Activities	20,000	10,000	696,000

Net Change In Cash	(26,792)	(51,017)	17,768

Cash balance, beginning of period	44,560	54,985	-
Cash balance, end of period	$17,768	$3,968	$17,768

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation (“the Company”) as of June 30, 2005 and for the three month, and six month periods ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

2.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

There were no non-cash investing or financing activities during either of the periods presented.

3.	RELATED PARTY TRANSACTIONS

The wife of the president of the Company supervises the administrative activities of the Company. She was paid consulting fees for these services of $21,000 during each of the six month periods ended June 30, 2005 and 2004.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

4.	EXPENSES

The principal items of expense included in the statements of operations and deficit are presented below:

	Six month periods Ended June 30,
	2005	2004
Consulting	$23,280	$23,400
Professional fees	13,950	14,605
Rent	12,446	14,049
Depreciation and amortization	4,808	4,877
Other expenses	2,396	9,001
Total expenses	$56,880	$65,932

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

Market place of electric scooter has become intensely competitive. Offering shorter recharging time and more economical sales price are the primal keys. The Company conducted a procedure of manufacturing the product in China due to cutting down on the cost, and hoped it would work through to meet the Company’s expectation. However the significant issue which was difficulty of protecting the proprietary technology unwillingly emerged. Additionally there were some major concerns which were securing follow-ups, warrant and maintenance of the product due to safety and protection of incidents from the result of its deficiency, and handling and managing such matters perfectly is overwhelming. To solve the 2 major issues, the Company has come to the potential solution in connection with making a revenue and profit, which is cooperation with a company who has already produced complete product of electric scooter in successful marketing condition. The Company has encountered Evader Motersports, Inc. (“Evader”), an electric motorcycle producer, and has entered into an International Distributor Agreement with Evader whereby the Company is appointed as an exclusive agent for the products of Evader. The Company is granted the exclusive rights for the motorcycle retail industry or vertical markets in Japan, with the right to include other channels as agreed to between the parties. The Company considers Evader as a prospective company that the Company might share its technology with and create more improved and advanced technology of electric scooter which would make a strong impact to the market.

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

The Company’s plan of operations for the next 12 months is to consider providing its patented fast battery charging technology adopting Evader’s existing electric scooter and develop and improve Evader’s scooter to be competitive, rather than only working on the Company’s product struggling with raising capital and delay of its commercial production. Because, in comparison to other electric scooters, the electric scooter produced by Evader MotorSports, Inc. is relatively systemized fast battery charging time, and most of all, Evader already has its production line and establishes the after-care-service management. Cooperating with Evader may benefit the Company that the Company may just focus on marketing and sales promotion. With the possibility of adopting the Company’s proprietary technology of magnet system, Evader’s product can be advanced in the market. The Company is preparing to open the market in Japan for the next 12 months and then the countries of Southeast Asia, which may be the central market place of the improved Evader’s scooter in the future. The plan is to sell Evader’s existing scooters by way of trial and determine the movement of public opinion and demand. However Evader Motorsports, Inc. has been in a process of refinement of the existing scooters and at this time, has not been completed. Evader is expecting to finish the refinement and ship the improved products to Japan. After receiving the product, the Company will attend to the approval of the product by the Department of Transportation in Japan in connection with safety and lawful management. The sales price of the scooter will be $1,300-1,850/unit and sales quantity will be 2,000units. The Company will primarily invest $150,000 for the marketing and sales promotion of Evader’s electric scooter. The Company is expecting a profit of $400,000 ($200/unit (profit) X 2,000 units (prospective sales)) for next 12 months.

The Company has also encountered an opportunity to consider marketing healthy food productions such as cheese, butter, salad dressing, mayonnaise, bread, beverage, processed with soy bean. One of the patented technologies the Company preserves in Japan is also a soybean production; however, for all practical purposes, the technology has not been developed to be marketable yet. In the meantime, the Company has become acquainted with Filso America, a Chicago, IL based company which has been expanding its distribution channels of soybean products in North America. The Company has acknowledged quality and completeness of soybean products processed with Filso’s proprietary technology and its advanced marketing structure. The Company has entered into a discussion with Filso on potential joint venture and/or investment opportunities in the future. The soybean products Filso presents are processed with whole soybeans which contain a large amount of nutrients. The Company believes that this advanced soybean processing technology will gain the attention of an increasing number of health conscious consumers and achieve superiority over other companies in the market. The Company is estimating $350,000 of investment for this project whether investing existing company for cooperation or establishing a new company which may be in charge of complete business operation of the soybean products.

The Company's cash requirements for the next 12 months are estimated to be $500,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $60,000 for rent, $20,000 for professional fees, and $10,000 for miscellaneous expenses, and also product development, marketing, and funding are included.

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $500,000, it may not be able to complete its plan of operations as discussed above.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended June 30, 2005 or for the same period in 2004 except for interest earned in bank deposits in the amount of $ 0 and $4 respectively. The decrease was due to a term deposit being closed in the final quarter of 2004.

Total expenses for the six months period ending June 30, 2005 was $56,880 compared to $65,932 for the same period of 2004. The decrease was due to small reduction in expenses of many categories.

Total expenses for the 3 month period ending June 30, 2005 was $ 20,725 compared to $23,892 for the same period in 2004. The decrease was due to decreased professional fees.

The Company is expecting to generate revenues of $400,000 from the sales of Evader’s products in the next 12 months. The Company intends to raise additional funds in the near future through private placements of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2005 cash used in operating activities was $46,792 compared to $ 61,017 for the same period in 2004. This decrease was due to reduced expenses.

Total assets as of June 30, 2005 were $135,825 representing a decrease of $31,600 from total assets of $167,425 as of December 31, 2004.

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

The Company's ability to continue in existence is dependent upon obtaining the necessary $150,000 for the marketing and sales promotion of Evader’s electric scooter and $350,000 needed to fund working capital of either cooperation or establishing a new company which produces healthy products. The Company’s cash requirements for the next 12 months are estimated to be $500,000. If the Company is unsuccessful in raising at least $500,000, it may not be able to complete its plan of operations as discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3:   EFFECTIVENESS OF THE REGISTRANT’S DICLOSURE CONTROLS AND PROCEDURES

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

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
None

Item 2. CHANGES IN SECURITIES
None

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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

Date: August 10, 2005

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer