Form 10KSB/A
period 2004-12-31
AMANASU TECHNOLOGIES CORP
filed 2005-11-07
CIK 1168663

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

Overview and History.

The Company is a development stage company and significant risks exist with respect to its business (see “Cautionary Statements” below). The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company’s largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to Amanasu Technologies Corporation, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

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

Transfer of the license Agreement.

Effective March 10, 2000, Amanasu Corporation transferred the right to Amanasu Technologies Corporation (Genesis Water Technology, Inc. then, and later renamed to Amanasu Technologies Corporation as of June 7th, 2001), and the Company succeeded to the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement.

As of September 6th, 2001, the Company made the payment of $160,000 (20,000,000 Yen) for the exclusive, worldwide rights to the inventors. The sum of $160,000 was temporarily lent by Mr. Atsushi Maki as an individual, and as of March 21st, 2002, the Company reimbursed $100,000 to Mr. Maki.

When the Company was established, the common stock of 17,000,000 shares were issued to Amanasu Corporation, and the Company also issued an option to Amanasu Corporation to acquire 20,000,000 shares of the common stock at $0.02 per share, which was exercised by Amanasu Corporation in October 2001. This acquisition of the common stock of the Company by Amanasu Corporation has no relation to the event of the transfer of the right to the license agreement for the high efficiency electrical motor and a high-powered magnet made between Amanasu Corporation and the Company.
-	As of August 6th, 2001, Amanasu Corporation paid $250,000 out of the sum of $400,000 to the Company for the common stock of 20,000,000 shares.
-	As of October 12th, 2001, Amanasu Corporation paid the balance of $150,000 to the Company.

An additional 6,350,000 shares of its common stock, valued at $6,350, were issued to third parties. These shares consisted of: 1,000,000 shares to each of Wanxuan Lei, Shiyang Lei, and Jufang Zhang; 100,000 shares to Tokuo Goshima, 500,000 shares to Takashi Yamaguchi, and 50,000 shares to Machiaki Iwasaka; and 2,700,000 shares to Atsushi Maki.

The shares issued to Wanxuan Lei, Shiyang Lei, and Jufang Zhang were issued in exchange for product marketing services to be performed by these parties for the Company in respective countries of China, Korea, and Taiwan, as further described in Item 1 section Markets and Marketing below. None these individuals are affiliated with the inventors or Amanasu Corporation.

The shares issued to Takashi Yamaguchi were as required under the license agreement, however, not for any future services to be performed by these parties to the Company. Takashi Yamaguchi is a consultant of a Y.T. Magnet Corporation, a company owned by the principal inventor.

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

The license agreement subjects the Company to the terms and conditions of the initial license agreement held by Amanasu Corporation, and as a result, it is required to pay the inventors a royalty of two percent of the gross receipts from the sale of products using the technology. The term of the license agreement is 30 years from the date of the agreement between the Amanasu Technologies Corporation and the inventors. However, if the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensors may terminate the agreement.

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

Description of Products.

The Company intends to participate in the emerging electric vehicle market by using its licensed technologies to design, manufacture, and sell lightweight, electric motor scooters. The Company is planning to provide its own technology of battery charging system to Evader Motorcycle, Inc. and develop better and advanced product of electric scooter in cooperation. The Company may aim to open the market in Japan and mainly in Southeast Asia.

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

Proprietary Rights.

Pursuant to the license agreement with the Amanasu Corporation, the Company obtained the exclusive world-wide rights to the proprietary motor and magnet technologies for a period of 30 years. The Company considers the technologies and know-how as proprietary and will use a combination of trade secrets, non-disclosure agreements, license agreements, and patent laws to protect its licensed proprietary rights.

Although the Company received the exclusive worldwide rights under the licensing agreement, the technology is patented only in the United States and Canada. The magnet technology was patented by the inventor in the United States in November 1998 (Patent #: 5,840,133-filed February 7, 1997) and motor technology was patented by the inventor in the United States in January 1999 (Patent #: 5,861,693-filed November 17, 1995) and in Canada in February 2001 (Patent #: 2,164,745-filed December 8, 1995). The patents expire in both the United States and Canada 20 years from the respective original filing date. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country, and no other patents regarding the technologies are pending or planned.

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

Company Overview

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the license to the technology described below, and conducting preliminary marketing efforts.

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

The Company has also encountered an opportunity to consider marketing healthy food productions such as cheese, butter, salad dressing, mayonnaise, bread, and beverage, processed with soybean. The Company is estimating $350,000 of investment for this project whether investing existing company for cooperation or establishing a new company which produces healthy products.

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

Ability To Develop Commercial Product.  The Company presently maintains proto-type versions of its scooter.  The Company must undertake limited product development with respect its product in order for it to be commercially available for sale. The Company’s intention is to cooperate with Evader in connection with manufacturing and marketing an advanced electric scooter. Evader has its production line and establishes the after-care-service management. The Company expects that starting a joint business with Evader may benefit the Company that the Company may not hustle into establishing its own production line, collecting human resources in each section, or systemizing after-care-service management, or all other elements constituting complete manufacturing. Evader and the Company could take charge of responsibility for the project that the Company could provide the developed technology to Evader for improvement and refinement of their original product, and Evader could take a part of manufacturing. In that case, the Company may just focus on marketing and sales promotion, and it would cut down the Company’s expenses and may set less overwhelming numbers in the budget. The Company estimates that approximately $100,000 will be needed in marketing promotion, and other expenditures. The Company cannot predict that even with such expenditures, weather it will be successful in developing complete products ready for commercial sale in the near future or at any time.

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

Name	Age	Position
Atsushi Maki	57	Director
Lina Lei	45	Secretary
Hideyuki Shiraishi	46	Chairman, President, and Chief Financial Officer

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
Thereafter, on March 10, 2000, Amanasu Corporation licensed to the Company the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement.
As of September 6th, 2001, the Company made the payment of $160,000 (20,000,000 Yen) for the exclusive, worldwide rights to the inventors. The sum of $160,000 was lent temporarily by Mr. Atsushi Maki as an individual. Mr.Maki is a director and a majority shareholder of the Company and the sole shareholder of Amanasu Corporation. As of March 21st, 2002, the Company reimbursed $100,000 to Mr. Maki through.

When the Company was established, the common stock of 17,000,000 shares were issued to Amanasu Corporation, and the Company also issued an option to Amanasu Corporation to acquire 20,000,000 shares of the common stock at $0.02 per share, which was exercised by Amanasu Corporation in October 2001. This acquisition of the common stock of the Company by Amanasu Corporation has no relation to the event of the transfer of the right to the license agreement for the high efficiency electrical motor and a high-powered magnet made between Amanasu Corporation and the Company.
-	As of August 6th, 2001, Amanasu Corporation paid $250,000 out of the sum of $400,000 to the Company for the common stock of 20,000,000 shares.
-	As of October 12th, 2001, Amanasu Corporation paid the balance of $150,000 to the Company.
An additional 6,350,000 shares of its common stock, valued at $6,350, were issued to third parties. These shares consisted of: 2,700,000 shares to Mr. Atsushi Maki, 3,000,000 shares to three persons to perform marketing services for the Company, and 650,000 shares to three technical consultants of a company owned by the principal inventor.

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

PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Board of Directors
Amanasu Technologies Corporation

I have audited the accompanying balance sheet of Amanasu Technologies Corporation (a development stage company) as of December 31, 2004, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 and the period of December 1, 1997 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

As discussed in Note 2 to the financial statements, certain errors were discovered in the financial statements of the year ended December 31, 2004. Accordingly, the 2004 balance sheet, and statements of changes in stockholders’ equity and cash flows have been restated to correct the errors.

/s/Robert G. Jeffrey
ROBERT G. JEFFREY
March 30, 2005
Wayne, New Jersey

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2004

ASSETS

Current Assets:
Cash	$44,560

Total current assets	44,560

Fixed Assets:
Automobile	1,500
Less, accumulated depreciation	987
Net fixed assets	513

Other Assets:
Licensing agreement	160,000
Less, accumulated amortization	37,648
Total other assets	122,352

Total Assets	$167,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advance from affiliates	$1,525
Deposit for capital stock	99,900
Total current liabilities	101,425

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of $.001 par value; 46,656,400 issued and outstanding	46,656
Additional paid in capital	550,744
Deficit accumulated during development stage	(531,400)

Total stockholders’ equity	66,000

Total Liabilities and Stockholders’ Equity	$167,425

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

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD DECEMBER 1, 1997 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
(Restated)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance December 1, 1997, at inception of development stage	3,000,000	$3,000	$(1,600)	$(1,300)	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000		400,000
Shares issued during 2001, to investors	36,400	36	45,964		46,000
Net loss of 2001				(39,459)	(39,459)
Shares issued during 2002, for services	50,000	50	4,950		5,000
Capital contribution received during 2002	-	-	60,000		60,000
Net loss of 2002				(190,139)	(190,139)
Shares issued during 2003, for services	150,000	150	14,850		15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930		70,000
Net loss 2003				(278,798)	(278,798)
Net loss 2004				(21,704)	(21,704)

Balance, December 31, 2004	46,656,400	$46,656	$550,744	$(531,400)	$66,000

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF CASH FLOWS

	Year 2004	Year 2003	December 1, 1997 (Date of Inception) To December 31,2004

CASH FLOWS FROM OPERATIONS:
Net loss	$(21,704)	$(278,798)	$(531,400)
Charges not requiring the outlay of cash:
Depreciation of Amortization	9,754	9,982	38,635
Services provided for common stock	-	15,000	21,300

Changes in assets and liabilities:
Increase in advance from affiliate	1,525		1,525

Net Cash Consumed By Operating Activities	(10,425)	(253,816)	(469,940)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	(60,000)	(160,000)

Net Cash Consumed By Investing Activities	-	(60,000)	(161,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-	99,900	169,900
Shareholder capital contribution		60,000	60,000

Net Cash Provided By Financing Activities	-	159,900	676,000

Net Change In Cash Balance	(10,425)	(153,916)	44,560

Cash balance, beginning of period	54,985	208,901	-

Cash balance, end of period	$44,560	$54,985	$44,560

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

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

2.	CORRECTIONS

Certain errors effecting the 2004 financial statements have been discovered. Correcting these errors resulted in the addition of an account to the liabilities section of the balance sheet, a decrease in common stock and in paid in capital as of December 31, 2004, changes in the statement of changes in stockholders’ equity, and certain changes in the statements of cash flows, for the years ended December 31, 2004 and 2003. The financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the following tables.

BALANCE SHEET At December 31, 2004

	As Originally
	Presented	Adjustments		As Restated

Deposit for capital stock	$-	$99,900		$99,900

Stockholders’ Equity:

Common stock	$46,676	$(20	)(1)	$46,656

Additional paid in capital	650,624	(99,880	)(1)	550,744

Deficit accumulated during development stage	(531,400)			(531,400)

Total stockholders’ equity	$165,900	$(99,900)		$66,000

STATEMENTS OF CASH FLOWS
Year Ended December 31, 2003

	As Originally
	Presented	Adjustments		As Restated
Financing Activities:
Issuances of common stock to investors	$99,900	$(99,900	)(1)	$-

Shareholder deposits for common stock	-	99,900	(1)	99,900

Shareholder capital contribution	60,000	-		60,000

Net cash provided by financing activities	$159,900	$-		$159,900

Financial Table of Contents

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

December 1, 1997 (Date of Inception) To December 31, 2004

	As Originally
	Presented	Adjustments		As Restated
Financing Activities:

Issuances of common stock to investors	$546,000	$(99,900	)(1)	$446,100

Shareholder deposits for common stock	70,000	99,900	(1)	169,900

Shareholder capital contribution	60,000	-		60,000

Net cash provided by financing activities	$676,000	$-		$676,000

(1) During 2003, 20,000 shares of capital stock were subscribed by an investor but not issued; the shares had still not been issued as of December 31, 2004.

3.	RELATED PARTY TRANSACTIONS

During the year 2003, the majority shareholder made a $60,000 capital contribution by paying a Company obligation.

The Company has a contractual arrangement for administrative services with the wife of the president of a corporation which owns a majority of the outstanding Company stock. Compensation for these services is $3,500 per month.

4.	EXPENSES

Expenses consist primarily of consulting services ($54,400), professional fees ($16,183), rent ($16,006), and amortization of the sub-licensing agreement ($9,412).

5.	INCOME TAXES

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

Amanasu Technologies Corporation

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi	November 1, 2005

President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
November 1, 2005
Atsushi Maki
Director

/s/ Hideyuki Shiraishi
November 1, 2005
Hideyuki Shiraishi
Director