Form 10QSB
period 2005-09-30
AMANASU TECHNOLOGIES CORP
filed 2005-11-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

For the transition period from ___ to ___.
Commission file number: 001-31261

AMANASU TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0351508
(State or other jurisdiction of organization)	(IRS Employer Identification No.)

701 Fifth Avenue, 42nd Floor, Seattle, WA 9810
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,506,300 as of November 10, 2005.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AMANASU TECHNOLOGIES CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED September 30, 2005

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2005 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Current Assets:
Cash	$10,204	$44,560
Total current assets	10,204	44,560

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,140	987
Net fixed assets	360	513

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	44,707	37,648
Total other assets	115,293	122,352

Total Assets	$125,857	$167,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued liabilities	$1,050	$1,525
Stockholder advance	20,000	-
Deposit for capital stock	99,900	99,900
Total current liabilities	120,950	101,425

Stockholders’ Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,656,400 shares issued and outstanding	46,656	46,656
Additional paid-in capital	550,744	550,744
Deficit accumulated during development stage	(592,493)	(531,400)
Total stockholders’ equity	4,907	66,000
Total Liabilities and Stockholders’ Equity	$125,857	$167,425

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Nine Month Periods Ended September 30,		December 1, 1997 (Date of Inception) To September 30,
	2005	2004	2005

Revenue	$-	$-	$91,912
Expenses	61,093	80,094	687,827
Operating loss	(61,093)	(80,094)	(595,915)
Other Income - Interest	-	38	3,422
Loss accumulated during development stage	$ (61,093)	$ (80,056)	$ (592,493)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,656,400	46,486,300

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Quarters Ended September 30,		December 1, 1997 (Date of Inception)
	2005	2004	To September 30, 2005

Revenue	$-	$-	$91,912
Expenses	4,213	14,161	687,827
Operating loss	(4,213)	(14,161)	(595,915)
Other Income - Interest	-	-	3,422
Loss accumulated during development stage	$ (4,213)	$ (14,161)	$ (592,493)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,656,400	46,486,300

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Periods Ended September 30,		December 1, 1997 (Date of Inception)
	2005	2004	To September 30, 2005
CASH FLOWS FROM OPERATIONS:
Net loss	$(61,093)	$(80,056)	$(592,493)
Charges not requiring the outlay of cash:
Depreciation and amortization	7,212	7,316	45,847
Services provided for common stock	-	-	21,300
Changes in assets and liabilities:
Decrease in advance from affiliate	(1,525)	-
Increase (decrease) in accrued liabilities	1,050		1,050
Net Cash Consumed By Operating Activities	(54,356)	(72,740)	(524,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	-	516,100
Advances in anticipation of common stock sales	-	-	99,900
Shareholder capital contributions	-	20,000	60,000
Shareholder advance	20,000	-	20,000
Net Cash Provided By Financing Activities	20,000	20,000	696,000

Net Change In Cash	(34,356)	(52,740)	10,204

Cash balance, beginning of period	44,560	54,985	-

Cash balance, end of period	$10,204	$2,245	$10,204

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation (“the Company”) as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

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

Lina lei, a consultant of the Company, supervises the administrative activities of the Company. She was paid consulting fees for these services of $21,000 during each of the six-month periods ended September 30, 2005 and 2004.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

4.	EXPENSES

The principal items of expense included in the statements of operations and deficit are presented below:

	Six month periods Ended June 30,
	2005	2004

Consulting	$23,280	$33,900
Professional fees	15,000	16,687
Rent	12,446	14,049
Depreciation and amortization	7,212	7,316
Other expenses	3,155	8,142
Total expenses	$61,093	$80,094

ITEM 2.   MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATION

Cautionary Statement

SAFE HARBOR

This Form 10QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies’ annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

The following discussion should be read in conjunction with the Company’s Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2004.

COMPANY OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business. The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. Amanasu Corporation, a Japanese company and the Company’s largest shareholder, formerly Family Corporation, previously acquired the rights and licensed to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to Amanasu Technologies Corporation, and the Company succeeded to the exclusive, worldwide rights. Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies.

Market place of electric scooter has become intensely competitive. Offering shorter recharging time and more economical sales price are the primal keys. The Company conducted a procedure of manufacturing the product in China due to cutting down on the cost, and hoped it would work through to meet the Company’s expectation. However the significant issue, which was difficulty of protecting the proprietary technology unwillingly emerged. Additionally there were some major concerns that were securing follow-ups, warrant and maintenance of the product due to safety and protection of incidents from the result of its deficiency, and handling and managing such matters perfectly is overwhelming. To solve the 2 major issues, the Company has come to the potential solution in connection with making a revenue and profit, which is cooperation with a company who has already produced complete product of electric scooter in successful marketing condition. The Company has encountered Evader Motersports, Inc. (“Evader”), an electric motorcycle producer, and has entered into an International Distributor Agreement with Evader whereby the Company is appointed as an exclusive agent for the products of Evader. The Company is granted the exclusive rights for the motorcycle retail industry or vertical markets in Japan, with the right to include other channels as agreed to between the parties. The Company considers Evader as a prospective company that the Company might share its technology with and create more improved and advanced technology of electric scooter, which would make a strong impact to the market.

PRODUCT

The Company intends to participate in the emerging electric vehicle market by using its licensed technologies to design, manufacture, and sell lightweight, electric motor scooters. The Company may expand its product line in the future to include other electric vehicles, such as electric bicycles.
The Company is planning to provide its own technology of battery charging system to Evader Motorcycle, Inc. and develop better and advanced product of electric scooter in cooperation. The Company aims to open the market in Japan and mainly in Southeast Asia.

The Company’s principal product will be a lightweight motor scooter that features the Company’s proprietary electric motor. The one passenger scooter also will feature a stepless transmission, an electromotive brake, and is expected to weigh 107 kg. The Company will use an otherwise standard leaded battery. Due to the unique features of the licensed technologies, the scooter is expected to deliver improved operational efficiencies over competitive products. On December 26, 2001, Sanwa Electronics Co., Inc. performed two independent tests on one of the Company’s scooters. The test results indicated that the motor scooter can travel 65 to 85 km on a full battery charge, at an average running speed of 30 km/hour. The battery charge time to travel these distances approximated 2 hours. Sanwa Electronics conducted the tests on a relatively flat road grade with limited traffic density. These results contrast with Honda's electric scooter (Year 2001-Model #A-AF36). According to product literature published by Honda, the scooter travels approximately 60 km at 30 km/hour, and a full recharge requires approximately 8 hours. Conditions, such as road grade and travel density, regarding the its scooter were not contained in the Honda information.

Gas powered scooters while generally an inexpensive mode of transportation, typically are powered by two-stroke engines fueled by an oil and gasoline mixture. These engines are small with compressed power, and therefore ideally suited for scooter use. However, clouds of oily smoke trailing out of the engine, which evidences its major disadvantages, commonly identify two-stroke engines. Two-stroke engines use fuel inefficiently and, more importantly, have high pollution emissions. They generate pollution from two sources; the combustion of oil in the fuel, and the leaking of fuel through the exhaust port during engine use. In promoting its product to its targeted markets, the Company will seek to capitalize on its strong operational efficiencies of the technology compared with other electric scooters, while championing its product’s environmental advantages to gas powered versions.

PLAN OF OPERATION

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

The Company’s plan of operations for the next 12 months is to consider providing its patented fast battery charging technology adopting Evader’s existing electric scooter and develop and improve Evader’s scooter to be competitive, rather than only working on the Company’s product struggling with raising capital and delay of its commercial production. Because, in comparison to other electric scooters, the electric scooter produced by Evader MotorSports, Inc. is relatively systemized fast battery charging time, and most of all, Evader already has its production line and establishes the after-care-service management. Cooperating with Evader may benefit the Company that the Company may just focus on marketing and sales promotion. With the possibility of adopting the Company’s proprietary technology of magnet system, Evader’s product can be advanced in the market. In addition to the plan of such refinement, the Company has, since the month of June in 2005, been in a discussion of opening a market place for Evader’s original and existing product in Japan. The purpose of this is to earn revenue for the time being until the completion of such refinement, and to research prospective dealers and agents of automobile and motorcycles in Japan, that the Company may contract with and utilize their large network. The Company has been acknowledged by two companies: one of the biggest dealers of used motorcycles and an agent of used cars. The Company has been in a negotiation with both parties since August 2005 with regard to potential cooperation and business expansion. In the event of settling an agent agreement with them, the Company will be able to form thorough operation and distribution lines of the scooters in 1500 - 2000 retail stores / outlets in Japan. This network may lead to an expansion of market in the countries of Southeast Asia, which also may be the central market place of the improved Evader’s scooter in the future. The idea of marketing Evader’s existing and original scooters could be a way of trial to determine the movement of public opinion and demand, and could reflect to the refinement for advanced scooter. As of August 26th, 2005, Evader shipped one unit of proto-type scooter to the Company’s property in Japan, and the Company is presently in preparation of obtaining approvals from the Department Of Transportation of Japan. Depending on the regulations and restrictions exercised by the department, there might be several changes on the product required of the Company in order to consent lawful and suitable vehicle operations on the roads in the country. Evader will handle the adjustments and alterations on the scooter in compliance with the response from the department, and will commence its commercial production for the Japanese market. The estimated sales price of the scooter will be $1,500-2,100/unit and sales quantity will be 3,000units/year. The Company is expecting a profit of $600,000 ($200/unit (profit) X 3,000 units (prospective sales)). The initial investment for the marketing and sales promotion will be $100,000.

The Company has also encountered an opportunity to consider marketing healthy food productions such as cheese, butter, salad dressing, mayonnaise, bread, and beverage, processed with soybean. One of the patented technologies the Company preserves in Japan is also a soybean production; however, for all practical purposes, the technology has not been developed to be marketable yet. In the meantime, the Company has become acquainted with Filso America, a Chicago, IL based company, which has been expanding its distribution channels of soybean products in North America. The Company has acknowledged quality and completeness of soybean products processed with Filso’s proprietary technology and its advanced marketing structure. The Company has entered into a discussion with Filso on potential joint venture and/or investment opportunities in the future. The soybean products Filso presents are processed with whole soybeans that contain a large amount of nutrients. The Company believes that this advanced soybean processing technology will gain the attention of an increasing number of health conscious consumers and achieve superiority over other companies in the market. The Company is estimating $200,000 of investment for this project whether investing existing company for cooperation or establishing a new company, which may be in charge of complete business operation of the soybean products. The Company and Filso have not reached any conclusion subject to the best way of developing health food business jointly.

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $190,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $60,000 for rent, $20,000 for professional fees, and $10,000 for miscellaneous expenses.

As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $490,000, it may not be able to complete its plan of operations as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended September 30, 2005 or for the same period in 2004 and interest earned in bank deposits in the same period is $0 respectively. This was due to a term deposit being closed in the final quarter of 2004.

Total expenses for the nine months period ending September 30, 2005 was $61,093compared to $80,094 for the same period of 2004. The decrease was due to small reduction in expenses of many categories.

Total expenses for the 3-month period ending September 30, 2005 was $ 4,213 compared to $14,161 for the same period in 2004. The decrease was due to decreased professional fees.

The Company is expecting to generate profit of $600,000 from the sales of Evader’s products in 12 months after the commencement of sales in Japan. The Company intends to raise additional funds in the near future through private placements of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2005 cash used in operating activities was $54,356 compared to $72,740 for the same period in 2004. This decrease was due to reduced expenses.

Total assets as of September 30, 2005 were $125,857 representing a decrease of $41,568 from total assets of $167,425 as of December 31, 2004.

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

The Company’s ability to continue in existence is dependent upon obtaining the necessary $100,000 for the marketing and sales promotion of Evader’s electric scooter and $200,000 needed to fund working capital for new business development of soybean product and establishing its production lines in North America. The Company’s cash requirements for the next 12 months are estimated to be $490,000. If the Company is unsuccessful in raising at least $490,000, it may not be able to complete its plan of operations as discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3:       EFFECTIVENESS OF THE REGISTRANT’S DICLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10QSB. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

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

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer’s and Chief Accounting Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Date: November 10, 2005

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer