Form 10KSB
period 2005-12-31
AMANASU TECHNOLOGIES CORP
filed 2006-04-17
CIK 1168663

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2006, computed by reference to the price at which the stock was sold on that date: $939,977

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2006 was 46,506,300 common shares.

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

The Company's principal offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, and its telephone number is (206) 262-8188. The Company also maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan.
Overview and History.

The Company is a development stage company and significant risks exist with respect to its business (see"Cautionary Statements"below). The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to Amanasu Technologies Corporation, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

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

The shares issued to Wanxuan Lei, Shiyang Lei, and Jufang Zhang were issued in exchange for product marketing services to be performed by these parties for the Company in respective countries of China, Korea, and Taiwan, as further described in Item 1 section Markets and Marketing below. None of these individuals are affiliated with the inventors or Amanasu Corporation.

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
Manufacturing And Suppliers.

Market place of electric scooter has become intensely competitive. Offering shorter recharging time and more economical sales price are the primal keys. The Company conducted a procedure of manufacturing the product in China due to cutting down on the cost, and hoped it would work through to meet the Company's expectation. However the significant issue which was difficulty of protecting the proprietary technology unwillingly emerged. Additionally there were some major concerns which were securing follow-ups, warrant and maintenance of the product due to safety and protection of incidents from the result of its deficiency, and handling and managing such matters perfectly is overwhelming. To solve the 2 major issues, the Company has come to the potential solution in connection with making a revenue and profit, which is cooperation with a company who has already produced complete product of electric scooter in successful marketing condition. The Company has encountered Evader Motorcycle, Inc. (U.S.A) who has commercially produced their electric scooters and sold it in 20 countries. The Company considers Evader as a prospective company that the Company might share its technology with and create more improved and advanced technology of electric scooter which would make a strong impact to the market. The Company may pursue the exclusive right to Evader's already existing product to open the market in Japan for the first step

Markets And Marketing.

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

The Company's strategic focus was to establish a distribution network in North America and Japan, subject to the Company raising sufficient working capital for its operations. The Company would use independent marketing representatives to identify prospective distributors and other potential users such as local and regional governments within designated territories. Wanxuan Lei, Shiyang Lei, and Jufang Zhang were the Company's independent marketing representatives for the territories of China, Korea, and Taiwan respectively. In North America, the President and an independent consultant would lead the marketing efforts in North America.  However, the Company has come to the point where it might enter a contract with Evader Motorcycle, Inc. for a business cooperation, which may result in skipping some process of having a foundation for production line and after-care service line, and leaping widely toward actual commercial sale and distribution. Therefore Wanxuan Lei, Shiyang Lei, and Jufang Zhang are considered to be finished with their supports for the Company and have started focusing on their individual pursuits. The Company will remain the relationship with them and will seek for their supports as the need arises. The Company estimates the cost approximately $100,000 on the promotion for the Evader's electric scooter. Once an arrangement is formalized with Evader Motorcycle, Inc., the marketing representative of the Company will make sales directly to the distributors in Japan. As the number of sales result increased, the Company will enter discussion of a new project which is expansion of its market place in other Asian countries.
Each distributor for the Company likely will be an existing distributor of motor scooters in Japan, and will be granted a designated territory on an exclusive or non-exclusive basis. In order to maintain exclusivity, each distributor will be required to purchase a minimum number of scooters according to the agreement which in discussion at present. The Company believes that these principal markets are attractive because of the high demand for motor scooters coupled with the growing worldwide effort to limit emissions from gas-powered vehicles. The Company will seek to leverage its operating advantages to sell Evader's electric scooter to existing scooter distributors in Japan.

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

Employees.

As of December 31, 2005, the Company has no full time employees. During 2004, the Secretary of the Company has rendered consulting services to the Company in the amount of $38,500.
Item 2.  Description Of Property.

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor, and Seattle, Washington 98104. The premises are 1,500 square feet and are subleased at a monthly rate of $1,500 from Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company's majority shareholder. The underlying lease expires September 30, 2006. The Company sub-leases a Seattle apartment from Amanasu Environment Corporation for a monthly rental of $500. The underlying lease expires February, 2006. In addition, the Company maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan.. The premises are 1,000 square feet and are leased on an agreement which expires  December 31, 2006 at $1,700 (200,000 Yen) per month and also an apartment at 1-3-40 Roppongi, Minato-ku, Tokyo at $1,000 (1,926,500 yen) per month under a lease agreement which expires August 2006. Amanasu Environment Corporation occupies the same premises and co-pays the  rental amount. The Company believes additional lease space at this location will be available to support its future growth.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders.

None

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters.

There  is a limited public market for our Common Stock which currently trades on the  OTC  Bulletin  Board under the symbol "ANSU" where it has been traded since September  9,  2005.  The  Common  Stock has traded between $0.05 and $2.00 per share  since  that  date.

The  following  table sets forth the high and low prices for our Common Stock as reported  on  the  Bulletin  Board  for the quarters presented. These quotations reflect  inter-dealer  prices, without retail mark-up, mark-down or commissions, and  may  not  reflect  actual  transactions.

	Low Bid	High Bid
Quarter Ended September 30, 2005	$0.05	$0.05
Quarter Ended December 31, 2005	$0.05	$2.00

The  Company  commenced  trading  on the Over the Counter Bulletin Board on September 9, 2005.

Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of March 15, 2006, there were 46,506,300 shares of Common Stock outstanding, held by 51 shareholders of record.

DIVIDEND  POLICY

To  date we have not paid any dividends on our Common Stock and do not expect to declare  or  pay  any  dividends  on our Common Stock in the foreseeable future. Payment  of  any  dividends  will be dependent upon future earnings, if any, our financial  condition,  and  other  factors  as  deemed  relevant by our Board of Directors.

As of March 15, 2006, there are 91 shareholders of record of the Company's common stock. . Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

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
The Company's plan of operations for the next 12 months is to consider providing its patented fast battery charging technology adopting Evader's existing electric scooter and develop and improve Evader's scooter to be competitive, rather than only working on the Company's product struggling with raising capital and delay of its commercial production. Because, in comparison to other electric scooters, the electric scooter produced by Evader MotorSports, Inc. is relatively systemized fast battery charging time, and most of all, Evader already has its production line and establishes the after-care-service management. Cooperating with Evader may benefit the Company that the Company may just focus on marketing and sales promotion. With the possibility of adopting the Company's proprietary technology of magnet system, Evader's product can be advanced in the market. In addition to the plan of such refinement, the Company has, since the month of June in 2005, been in a discussion of opening a market place for Evader's original and existing product in Japan. The purpose of this is to earn revenue for the time being until the completion of such refinement, and to research prospective dealers and agents of automobiles and motorcycles in Japan, that the Company may contract with and utilize their large network.
The Company has been acknowledged by two companies: one of the biggest dealers of used motorcycles and an agent of used cars. The Company has been in a negotiation with both parties since August 2005 with regard to potential cooperation and business expansion. In the event of settling an agent agreement with them, the Company will be able to form thorough operation and distribution lines of the scooters in 1500 – 2000 retail stores / outlets in Japan. This network may lead to an expansion of market in the countries of Southeast Asia, which also may be the central market place of the improved Evader's scooter in the future. The idea of marketing Evader's existing and original scooters could be a way of trial to determine the movement of public opinion and demand, and could reflect to the refinement for advanced scooter.
As of August 26th, 2005, Evader shipped one unit of proto-type scooter to the Company's property in Japan. Even though the commercial vehicle license number has been permitted, the approval by Japan Ministry of Land, Infrastructure, and Transport has been rejected due to unqualified battery structure. Moreover, this proto-type model is no longer up-dated by Evader. The Company is requesting Evader to deliver the latest and improved model that could charge the battery using electric power source at home and is lighter weight, and which will be commercially mass produced by Evader, and the Company will bring again the new model to Japan Ministry of Land, Infrastructure, and Transport to request for the approval. Because light weight with 50 cc engine motorcycles are popular and has a huge share in the market in Japan, considering on a production of such kind of model is significant. The completion of the refinement by Evader is expectedly by July 2006.
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
The Company also encountered an opportunity to consider marketing healthy food productions such as cheese, butter, salad dressing, mayonnaise, bread, and beverage, processed with soybean. One of the patented technologies the Company preserves in Japan is also a soybean production; however, for all practical reasons, the technology was not developed to be marketable yet. In the meantime, the Company became acquainted with Filso America, a Chicago, IL based company. The Company entered into a discussion with Filso on potential joint venture and/or investment opportunities in the future. The Company in the beginning estimated that Filso's advanced soybean processing technology might have gained the attention of an increasing number of health conscious consumers and achieves superiority over other companies in the market. The Company was considering a business plan for this project in two scenarios whether investing existing company for cooperation or establishing a new company, which may have been in charge of complete business operation of the soybean products. However, the Company in the end determined that the project of joint business with Filso was less beneficial and virtually unproductive and did not meet its satisfaction on estimated profit. Therefore the company decided to discontinue the business relation with Filso on manufacturing and marketing soybean product. Moreover, for the reason of lacking reliable human resources, management team, and stable production line, the Company also determined difficulty of carrying its own and complete healthy food products to bring in the market, and decided to suspend the project.
Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $175,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $40,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses.
The Company is planning to establish a 100 % controlling subsidiary company of Amanasu Technologies Corporation, named Amanasu Techno Holdings Corporation within 2006, investing $850,000 (100,000,000 Yen) as the capital of business commencement, and is expecting to expand its business as it gains a several subsidiary companies below it in the future. The amount of investment mentioned above will be collected by having investment companies underwrite the Company's share.
As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $490,000, it may not be able to complete its plan of operations as discussed above.
The company is expecting to gain the capital from issuing and selling the shares of the Company.
During the fiscal 2005 and 2004, the Company spent $-0- and $-0- respectively on research and development.

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

Total assets as of December 31, 2005 were $120,941, representing a decrease of $46,484 from total assets of $167,425 as of December 31, 2004.

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

Developmental Stage Company.  The Company was incorporated on February 22, 1999, and is a development stage company. Presently, it has acquired certain technologies relating to an electrical motor scooter, however, the Company scooter is not available for commercial sale. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Need For Additional Capital.  The Company will require additional capital and long term to meet its ongoing operating requirements. Compare to other electric scooters, the electric scooter produced by Evader Motorcycle, Inc. is relatively systemized fast battery charging time. The Company is considering to providing its patented fast battery charging technology adopting Evader's existing electric scooter, and cooperate with Evader to open the market in Japan and the countries of Southeast Asia. Evader already has its production line and establishes the after-care-service management; therefore the Company may be able to just focus on marketing and sale promotion. In the future, the need includes funds for marketing promotion of the improved scooter. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company and its ability to develop and commercial sell the products.
Ability To Develop Commercial Product.  The Company presently maintains proto-type versions of its scooter.  The Company must undertake limited product development with respect its product in order for it to be commercially available for sale. The Company's intention is to cooperate with Evader in connection with manufacturing and marketing an advanced electric scooter. Evader has its production line and establishes the after-care-service management. The Company expects that starting a joint business with Evader may benefit the Company that the Company may not hustle into establishing its own production line, collecting human resources in each section, or systemizing after-care-service management, or all other elements constituting complete manufacturing. Evader and the Company could take charge of responsibility for the project that the Company could provide the developed technology to Evader for improvement and refinement of their original product, and Evader could take a part of manufacturing. In that case, the Company may just focus on marketing and sales promotion, and it would cut down the Company's expenses and may set less overwhelming numbers in the budget. The Company estimates that approximately $100,000 will be needed in marketing promotion, and other expenditures. The Company cannot predict that even with such expenditures, weather it will be successful in developing complete products ready for commercial sale in the near future or at any time.

Rapid Technological Changes. The industry in which the Company intends to compete is subject to rapid technological changes. No assurances can be given that the any technological advantages which may be enjoyed by the Company in respect of its technologies can not or will not be overcome by technological advances by competitors rendering the Company's technologies obsolete or non-competitive.

Lack Of Indications Of Product Acceptability. The success of the Company will be dependent upon its ability to develop commercially acceptable advanced products adopting its technology to Evader's existing product, and to sell such products in quantities sufficient to yield profitable results. To date, the Company has received no indications of the commercial acceptability of any of its scooter. Accordingly, the Company can not predict whether its products can be marketed and sold in a commercial manner.

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

Conflicts of Interest. The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officer of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.
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

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See "Description of Business - Proprietary Rights"). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company's underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company's technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company's product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company's patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation which could result in the negative perception by investors, which could cause the price of the Company's common stock to decline dramatically.

Indemnification of Officers and Directors for Securities Liabilities. The Company's By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes (NRS). Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation. In so far as indemnification for liability arising from the Securities Act of 1933 ("Act")may be permitted to Directors, Officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.
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

Item 7.  Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 14 below.

Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Name	Age	Position
Atsushi Maki	58	Director
Lina Lei	45	Secretary
Hideyuki Shiraishi	47	Chairman, President, and Chief Financial Officer

Atsushi Maki has been the a Director of the Company since June 1, 2001. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation. Mr. Maki is the husband of Lina Lei, the Secretary of the Company. Mr. Maki also is a director of Amanasu Environment Corporation, a reported company under the federal securities laws.

Lina Lei has been the Secretary of the Company since 2001. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

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

Item 10.  Executive Compensation.

Ms. Lina Lei, an officer of the Company, received $42,000 in exchange for consulting services rendered to the Company. No other form of compensation or remuneration was paid to any officer or director during fiscal 2005. Future services to be rendered by Ms. Lei will be subject to the approval of the Board of Directors. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table will identify, as of March 15, 2006, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,506,300 shares of common stock of the Company which are issued and outstanding as of March 15, 2006. The address for each individual below is 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104 the address of the Company.

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

(1). "Beneficial ownership"means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2). Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.
(3). Includes 40,443,700 shares of common stock held individually by Mr. Maki, 35,000,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Mr. Maki's wife, Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by his wife.
(4). Includes 500,000 shares of common stock held individually by Ms. Lei, and 39,873,700 shares of common stock beneficially owned by Ms. Lei's husband, Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by her husband.

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

The Company shares office space for its Seattle and Tokyo offices and shares an apartment in Seattle with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by Atsushi Maki, a director of the he Company (See "Part I - Item 2 Description of Property").

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
3(i)(b)  Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
3(i)(c)  Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
3(i)(d)  Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
3(ii)(a)  Amended and Restated By - Laws of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).
10(i)                             License agreement between the Company and Yasunori Takahashi, Yoshiaki Takahashi and Y.T. Magnet Corporation, dated February 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A file on  June 21, 2002).
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
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.
Entry into a Material Definitive Agreement with Evader Motorsports, Inc. on December 30th, 2004. (Filed on January 24, 2005)

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2005 were $9,845 and for 2004 were $8,585.
(2) Audit Related Fees for 2005 and 2004 were $0.
(3) Tax Fees for 2005 were $0 and 2004 were $0.
(4) All Other Fees were $0.
(5) N/A
(6) Not greater than 50% for 2005 and 2004.

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005

ROBERT G. JEFFREY
CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470
LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amanasu Technologies Corporation

I have audited the accompanying balance sheet of Amanasu Technologies Corporation (a development stage company) as of December 31, 2005, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Technologies Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with U. S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2005, the Company had a working capital deficiency of $194,307 as well as an accumulated deficit of $618,459. These factors among other things, discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.
/s/Robert G. Jeffrey
ROBERT G. JEFFREY
March 30, 2006
Wayne, New Jersey

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2005
ASSETS

Current Assets:
Cash	$7,693

Total current assets	44,560

Fixed Assets:
Automobile	1,500
Less, accumulated depreciation	1,192
Net fixed assets	308

Other Assets:
Licensing agreement	160,000
Less, accumulated amortization	47,060
Total other assets	112,940

Total Assets	$120,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Advance from affiliates	$2,100
Accrued expenses	100,000
Other Advance	99,900
Total current liabilities	202,000

Stockholders' Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 46,656,400 issued and outstanding	46,656
Additional paid in capital	490,744
Deficit accumulated during development stage	(618,459))

Total stockholders' deficit	(81,059)

Total Liabilities and Stockholders' Deficit	$120,941
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
	Year 2005		Year 2004	December 1, 1997 (Date of Inception) To December 31, 2005

Revenue	$		$91,912	$91,912

Expenses		$(87,059)	$113,653	713,793

Operating loss		(87,059))	(21,741))	(621,881))

Other Income-interest		-	37	3,422

Loss accumulated during development stage		$(87,059)	$(21,704))	$(618,459)

Net loss per share - Basic and Diluted		$-	$-

Average number of shares outstanding		46,656,400	46,656,400
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD DECEMBER 1, 1997 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
(Restated)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance December 1, 1997, at inception of development stage	3,000,000	$3,000	$(1,600)	$(1,300)	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000		400,000
Shares issued during 2001, to investors	36,400	36	45,964		46,000
Net loss of 2001				(39,459)	(39,459)
Shares issued during 2002, for services	50,000	50	4,950		5,000
Net loss of 2002				(190,139)	(190,139)
Shares issued during 2003, for services	150,000	150	14,850		15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930		70,000
Net loss 2003				(278,798)	(278,798)
Net loss 2004				(21,704)	(21,704)

Balance, December 31, 2004	46,656,400	$46,656	$490,744	$(531,400)	$6,000
Net loss 2005				(87,059)	(87,059)
Balance, December 31, 2005	46,656,400	$46,656	$490,744	$(618,459)	$(81,059

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF CASH FLOWS

	Year 2005	Year 2004	December 1, 1997 (Date of Inception) To December 31,2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(87,059)	$(21,704)	$(618,459)
Charges not requiring the outlay of cash:
Depreciation of Amortization	9,617	9,754	48,252
Services provided for common stock	-	-	21,300

Changes in assets and liabilities:
Increase in accured expenses	575		2,100
Increase in advance from affiliate	-	1,525	1,525

Net Cash Consumed By Operating Activities	(76,867)	(10,425)	(546,807)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	(60,000)	(160,000)

Net Cash Consumed By Investing Activities	-	(60,000)	(161,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advance Received			99,900
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-		70,000
Shareholder advance	20,000		80,000
Repayment of Shareholder advances	(80,000)		(80,000)
Advance from affiliate	100,000		100,000

Net Cash Provided By Financing Activities	40,000	-	716,000

Net Change In Cash Balance	(36,867)	(10,425)	7,693

Cash balance, beginning of period	44,560	54,985	-

Cash balance, end of period	$7,693	$44,560	$7,693
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

Development Stage Accounting
The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2005, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products. Except for an unrelated consulting fee received during 2004, no revenue had been realized through December 31, 2005.
Basis Of Presentation
The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2005, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products. Except for an unrelated consulting fee received during 2004, no revenue had been realized through December 31, 2005.

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
December 31, 2005

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

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
2.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2005, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.
 The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

3.	RELATED PARTY TRANSACTIONS

During the year 2003, the majority shareholder made a $60,000 advance to the Company by paying a Company obligation. An additional $20,000 was advanced by this shareholder during 2005. Later in 2005, the entire $80,000 so advanced was repaid.

An affiliated corporation advanced $100,000 to the Company during 2005. An additional $100,000 was advanced by that corporation in January 2006. These advances were originally intended for the purchase of common stock. Both of these advances were repaid in March 2006.

The Company has a contractual arrangement for administrative services with the wife of the president of a corporation which owns a majority of the outstanding Company stock. Compensation for these services is $3,500 per month.

4.	EXPENSES

Expenses consist primarily of administrative services ($38,500), professional fees ($20,986), rent ($12,446), and amortization of the sub-licensing agreement ($9,412).
5.	INCOME TAXES

The Company has experienced losses since its inception which have totaled $618,459. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2021 through 2025.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets	$92,769
Valuation Allowance	92,769
Balance Recognized	$-

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

6.	RENTALS UNDER OPERATING LEASES

The Company has made its offices in quarters which are rented on a month to month basis. Rent expense totaled $12,446 during 2005 and $16,006 during 2004

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

There were no non-cash investing or financing activities during 2005. There also were no noncash investing or financing activities during 2004

8.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Amanasu Technologies Corporation
/s/ Hideyuki Shiraishi

Hideyuki Shiraishi	April 14, 2006

President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Atsushi Maki
April 14, 2006
Atsushi Maki
Director

/s/ Hideyuki Shiraishi
April 14, 2006
Hideyuki Shiraishi
Director