Form 10QSB
period 2006-03-31
AMANASU TECHNOLOGIES CORP
filed 2006-05-19
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended Sep 30, 2005

*	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
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

206-262-8188

  (Issuer's telephone number)

(Former name,former address and former fiscal year, if changed since last report)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No  O

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of under a plan confirmed by a court. Yes  O  No  O  N/A  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,506,300 as of May 10, 2006.

Transitional Small Business Disclosure Format: Yes O  No  X

AMANASU TECHNOLOGIES CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED March 31, 2006

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The The Company's unaudited financial statements for the three months ended March 31, 2006 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash	$573	$7,693
Total current assets	573	7,693

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,233	1,192
Net fixed assets	267	308

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	49,413	47,060
Total other assets	110,587	112,940

Total Assets	$111,427	$120,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Advance from Affiliate	$-	$100,000
Accrued Expenses	8,300	2,100
Other Advance	99,900	99,900
Stockholder Advance	110,000	-
Total current liabilities	218,200	202,000

Stockholders’ Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,656,400 shares issued and outstanding	46,656	46,656
Additional paid-in capital	490,744	490,744
Deficit accumulated during development stage	(644,173)	(618,459)
Total stockholders’ equity	(106,773)	(81,059)
Total Liabilities and Stockholders’ Equity	$111,427	$120,941

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Months Periods Ended March 31,		December 1, 1997 (Date of Inception) To March 31,
	2006	2005	2006

Revenue	$-	$-	$91,912
Expenses	25,746	36,155	739,539
Operating loss	(25,746)	(36,155)	(647,627)
Other Income - Interest	32	-	3,454
Loss accumulated during development stage	$ (25,714)	$ (36,155)	$ (644,173)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quaters Ended March 31		December 1, 1997 (Date of Inception)
	2006	2005	To March 31, 2006
CASH FLOWS FROM OPERATIONS:
Net loss	$(25,714)	$(36,155)	$(644,173)
Charges not requiring the outlay of cash:
Depreciation and amortization	2,394	2,404	50,646
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase (decrease) in accrued liabilities	6,200	-	8,300
Net Cash Consumed By Operating Activities	(17,120)	(33,751)	(563,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advance	110,000	-	190,000
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	100,000	-	200,000
Repayment of advances from affiliate	(200,000)	-	(200,000)
Net Cash Provided By Financing Activities	10,000	-	726,000

Net Change In Cash	(7,120)	(33,751)	573

Cash balance, beginning of period	7,693	44,560	-

Cash balance, end of period	$573	$10,809	$573

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

2.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2006, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

ITEM 2.   MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATION

Cautionary Statement

SAFE HARBOR

This Form 10QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors , and other risks identified in a companies' annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2005.

COMPANY OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business. The Company aquired the exclusive, worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter.

Market place of electric scooter has become intensely competitive. Offering shorter recharging time and more economical sales price are the primal keys. The Company conducted a procedure of manufacturing the product in China due to cutting down on the cost, and hoped it would work through to meet the Company's expectation. However the significant issue, which was difficulty of protecting the proprietary technology unwillingly emerged. Additionally there were some major concerns that were securing follow-ups, warrant and maintenance of the product due to safety and protection of incidents from the result of its deficiency, and handling and managing such matters perfectly is overwhelming. To solve the 2 major issues, the Company has come to the potential solution in connection with making a revenue and profit, which is cooperation with a company who has already produced complete product of electric scooter in successful marketing condition. The Company has encountered Evader Motersports, Inc. ("Evader"), an electric motorcycle producer, and has entered into an International Distributor Agreement with Evader whereby the Company is appointed as an exclusive agent for the products of Evader. The Company is granted the exclusive rights for the motorcycle retail industry or vertical markets in Japan, with the right to include other channels as agreed to between the parties. The Company considers Evader as a prospective company that the Company might share its technology with and create more improved and advanced technology of electric scooter, which would make a strong impact to the market.

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

The The Company's principal product will be a lightweight motor scooter that features the Company's proprietary electric motor. The one passenger scooter also will feature a stepless transmission, an electromotive brake, and is expected to weigh 107 kg. The Company will use an otherwise standard leaded battery. Due to the unique features of the licensed technologies, the scooter is expected to deliver improved operational efficiencies over competitive products. On December 26, 2001, Sanwa Electronics Co., Inc. performed two independent tests on one of the Company's scooters. The test results indicated that the motor scooter can travel 65 to 85 km on a full battery charge, at an average running speed of 30 km/hour. The battery charge time to travel these distances approximated 2 hours. Sanwa Electronics conducted the tests on a relatively flat road grade with limited traffic density. These results contrast with Honda's electric scooter (Year 2001-Model #A-AF36). According to product literature published by Honda, the scooter travels approximately 60 km at 30 km/hour, and a full recharge requires approximately 8 hours. Conditions, such as road grade and travel density, regarding the its scooter were not contained in the Honda information.

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

The Company's plan of operations for the next 12 months is to consider providing its patented fast battery charging technology adopting Evader's existing electric scooter and develop and improve Evader's scooter to be competitive, rather than only working on the Company's product struggling with raising capital and delay of its commercial production. Because, in comparison to other electric scooters, the electric scooter produced by Evader MotorSports, Inc. is relatively systemized fast battery charging time, and most of all, Evader already has its production line and establishes the after-care-service management. Cooperating with Evader may benefit the Company that the Company may just focus on marketing and sales promotion. With the possibility of adopting the Company's proprietary technology of magnet system, Evader's product can be advanced in the market. In addition to the plan of such refinement, the Company has, since the month of June in 2005, been in a discussion of opening a market place for Evader's original and existing product in Japan. The purpose of this is to earn revenue for the time being until the completion of such refinement, and to research prospective dealers and agents of automobile and motorcycles in Japan, that the Company may contract with and utilize their large network. The Company has been acknowledged by two companies: one of the biggest dealers of used motorcycles and an agent of used cars. The Company has been in a negotiation with both parties since August 2005 with regard to potential cooperation and business expansion. In the event of settling an agent agreement with them, the Company will be able to form thorough operation and distribution lines of the scooters in 1500 - 2000 retail stores / outlets in Japan. This network may lead to an expansion of market in the countries of Southeast Asia, which also may be the central market place of the improved Evader's scooter in the future. The idea of marketing Evader's existing and original scooters could be a way of trial to determine the movement of public opinion and demand, and could reflect to the refinement for advanced scooter. As of August 26th, 2005, Evader shipped one unit of proto-type scooter to the Company's property in Japan, Even though the commercial vehicle license number has been permitted, the approval by Japan Ministry of Land, Infrastructure, and Transport has been rejected due to unqualified battery structure. Moreover, this proto-type model is no longer up-dated by Evader. The Company is requesting Evader to deliver the latest and improved model that could charge the battery using electric power source at home and is lighter weight, and which will be commercially mass produced by Evader, and the Company will bring again the new model to Japan Ministry of Land, Infrastructure, and Transport to request for the approval. Because light weight with 50 cc engine motorcycles are popular and has a huge share in the market in Japan, considering on a production of such kind of model is significant. The completion of the refinement by Evader is expectedly by July 2006.

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

The Company is planning to establish a 100 % controlled subsidiary company of Amanasu Technologies Corporation, named Amanasu Techno Holdings Corporation in 2006, investing $850,000-1,700,000 (100,000,000-200,000,000 Yen) as the capital of business commencement, and is expecting to expand its business as it gains a several subsidiary companies below it in the future. The amount of investment mentioned above will be collected by having investment companies underwrite the Company's share.
As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $175,000, it may not be able to complete its plan of operations as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2006 or for the same period in 2005 and interest earned on bank deposits in 2006 period was $32 .

Total expenses for the six months period ending March 31, 2006 was $25,746 compared to $36,155 for the same period of 2005. The decrease was due to small reduction in expenses of many categories.

The Company is expecting to generate profit of $600,000 from the sales of Evader's products in 12 months after the commencement of sales in Japan. The Company intends to raise additional funds in the near future through private placements of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended March 31, 2006 cash used in operating activities was $17,120 compared to $33,751 for the same period in 2005. This decrease was due to reduced expenses.

Total assets as of March 31, 2006 were $111,427 representing a decrease of $9,514 from total assets of $120,941 as of December 31, 2005.

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

The Company's ability to continue in existence is dependent upon obtaining the necessary $100,000 for the marketing and sales promotion of Evader's electric scooter. The Company's cash requirements for the next 12 months are estimated to be $300,000. If the Company is unsuccessful in raising at least $300,000, it may not be able to complete its plan of operations as discussed above.

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

Date: May 15, 2006

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer