Form 10QSB/A
period 2006-03-31
AMANASU TECHNOLOGIES CORP
filed 2006-06-22
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2006

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

The market place for electric scooters has become intensely competitive, so offering shorter recharge time and more economical sale prices are the primary keys to compete successfully in such a market. To meet the economical sale price requirement the Company conducted their manufacturing in China to reduce cost, and hoped it would meet the Company's expectation; however, a significant difficulty with protecting the proprietary technology unwillingly emerged. In addition to proprietary issues, there were some major concerns in secure customer follow-ups, product warranty, and maintenance. The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed properly, would be an overwhelming liability for the Company. To solve the 2 major issues, the Company has decided to initiate a cooperation with a company that already produces completed electric scooters in a successful marketing condition. Evader Motersports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. The Company is granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels as agreed upon by both parties. The Company considers Evader as a prospective company to share its technology with and create more improved and advanced electric scooters, which is likely to make a strong impact to the market.

PRODUCT

The Company intends to participate in the emerging electric vehicle market by using its licensed technologies to design, manufacture, and sell lightweight, electric motor scooters. The Company may expand its product line in the future to include other electric vehicles, such as electric bicycles.
The Company is planning to provide its own battery charging system to Evader Motorcycle, Inc. and develop more advanced electric scooters. The Company aims to open the market in Japan and Southeast Asia.

The The Company's principal product will be a lightweight motor scooter that features the Company's proprietary electric motor. The one passenger scooter also will feature a stepless transmission, an electromotive brake, and is expected to weigh 107 kg. The Company will use an otherwise standard leaded battery. Due to the unique features of the licensed technologies, the scooter is expected to deliver improved operational efficiencies over competitive products. On December 26, 2001, Sanwa Electronics Co., Inc. performed two independent tests on one of the Company's scooters. The test results indicated that the motor scooter can travel 65 to 85 km on a full battery charge, at an average running speed of 30 km/hour. The battery charge time to travel these distances approximated 2 hours. Sanwa Electronics conducted the tests on a relatively flat road grade with limited traffic density. These results contrast with Honda's electric scooter (Year 2001-Model #A-AF36). According to product literature published by Honda, the scooter travels approximately 60 km at 30 km/hour, and a full recharge requires approximately 8 hours. Conditions, such as road grade and travel density, regarding its scooter were not contained in the Honda information.

Gas powered scooters, while generally an inexpensive mode of transportation, typically are powered by two-stroke engines fueled by an oil and gasoline mixture. These engines are small with compressed power, and therefore ideally suited for scooter use; however, clouds of oily smoke trailing out of the engine, which characterizes its major disadvantages, commonly identify two-stroke engines. Two-stroke engines use fuel inefficiently and, more importantly, have high pollution emissions. They generate pollution from two sources; the combustion of oil in the fuel, and the leaking of fuel through the exhaust port during engine use. In promoting its product to its targeted markets, the Company will seek to capitalize on its strong operational efficiencies of the technology compared with other electric scooters, while championing its product's environmental advantages to gas powered versions.

PLAN OF OPERATION

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

The Company's plan of operations for the next 12 months is to consider providing its patented fast battery charging technology adopting Evader's existing electric scooter, and develop and improve Evader's scooter to be competitive, rather than only working on the Company's product struggling with raising capital and a delay of its commercial production. In comparison to other electric scooters, the electric scooter produced by Evader MotorSports, Inc. has a relatively fast battery charge time, and most importantly, Evader already has its production line and an established after-care-service management system. Cooperating with Evader benefits the Company such that it can concentrate it's efforts primarily on marketing, while product management is handled by Evader. With the possibility of adapting the Company's proprietary magnet, Evader's product can possibily advance in the market. In addition to refinement, the Company, as of June 2005, has been discussing the possibility of opening a market place for Evader's original and existing product in Japan. The purpose is to earn revenue for the time being until the completion of the necessary refinement. While earning revenue, research on prospective automobile and motorcycle dealers and agents in Japan that the Company may contract with will proceed. The Company has been acknowledged by two companies: one of the biggest dealers of used motorcycles in Japan and a used car agency. The Company has been in negotiations with both parties since August 2005 with regards to a potential cooperation and business expansion. If an agreement can be reached with an agent, the Company will be able to form thorough operation and distribution lines of the scooters in 1500 - 2000 retail stores / outlets in Japan. This network could lead to expansion into other markets in Southeast Asia, which also may become the central market place of the improved Evader's scooter in the future. The idea of marketing Evader's existing and original scooters could be thought of as a trial to determine the movement of public opinion and demand, and could reflect other refinement needs. As of August 26th, 2005, Evader shipped one proto-type unit to the Company's in Japan. Even though the commercial vehicle license number has been permitted, the approval by Japan Ministry of Land, Infrastructure, and Transport has been rejected due to an unqualified battery structure. Moreover, this proto-type model is no longer updated by Evader. The Company is requesting Evader to deliver the latest and improved model that can charge the battery using an electric power source at home and is lighter weight, which will be commercially mass produced by Evader. The Company will then bring the new model to Japan's Ministry of Land, Infrastructure, and Transport to request for the approval. The completion of the refinement by Evader is expectedly by July 2006.

Evader will handle the adjustments and alterations on the scooter in compliance with the response from the department, and will commence its commercial production for the Japanese market. The estimated sales price of the scooter will be $1,500-2,100/unit and sale quantity will be 3,000 units/year. The Company is expecting a profit of $600,000 ($200/unit (profit) X 3,000 units (projected sales)). The initial investment for the marketing and sales promotion will be $100,000.

The Company also came across an opportunity to market healthy food produce such as cheese, butter, salad dressing, mayonnaise, bread, and beverage, processed with soybean. One of the patented technologies the Company retains in Japan is also a soybean production; however, for all practical reasons, the technology was not developed to be marketable. In the meantime, the Company became acquainted with Filso America, a Chicago, IL based company. The Company entered discussions with Filso on a potential joint venture and/or investment opportunities in the future. The Company in the beginning estimated that Filso's advanced soybean processing technology might have gained the attention of an increasing number of health conscious consumers and achieve superiority over other companies in the market. The Company considered a business plan for this project in two scenarios: Investing in the existing company for the purpose of cooperation; or establish a new company, which manufactures soybean based products. The Company in the end determined that a joint business with Filso was less beneficial and virtually unproductive and did not meet its requirements on estimated profit. Therefore the company decided to discontinue the business relation with Filso on manufacturing and marketing soybean products. Moreover, lack of reliable human resources, and stable production line make it difficult to bring soybean products to the open market. Thus, the Company has discontinued this project.

Other than the provision for alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $175,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $40,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses.

The Company is planning to establish a 100 % controlled subsidiary company for Amanasu Technologies Corporation, named Amanasu Techno Holdings Corporation in 2006, investing $850,000-1,700,000 (100,000,000-200,000,000 Yen) as the capital for business commencement, and is expecting to expand its business as it gains subsidiary companies below it in the future. The amount of investment mentioned above will be collected by having investment companies underwrite the Company's share.
As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, may not be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $175,000, it may not be able to complete its plan of operations as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2006 or for the same period in 2005 and interest earned on bank deposits in 2006 period was $32 .

Total expenses for the six months period ending March 31, 2006 was $25,746 compared to $36,155 for the same period of 2005. The decrease was due to small reduction in expenses from many categories.

The Company is expecting to generate a profit of $600,000 from the sales of Evader's products in 12 months after the commencement of sales in Japan. The Company intends to raise additional funds in the near future through private placements of its common stock.

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

Date: June 22, 2006

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer