Form 10QSB
period 2006-06-30
AMANASU TECHNOLOGIES CORP
filed 2006-08-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2006

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

206-262-8188

  (Issuer's telephone number)

(Former name , former address and former fiscal year, if changed since last report)

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
FOR THE THREE MONTHS ENDED June 30, 2006

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended June 30, 2006 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash	$-	$7,693
Total current assets	-	7,693

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,274	1,192
Net fixed assets	226	308

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	51,766	47,060
Total other assets	108,234	112,940

Total Assets	$108,460	$120,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Advance from Affiliate	$-	$100,000
Accrued Expenses	9,584	2,100
Other Advance	99,900	99,900
Stockholder Advance	110,000	-
Total current liabilities	219,484	202,000

Stockholders’ Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,656,400 shares issued and outstanding	46,656	46,656
Additional paid-in capital	490,744	490,744
Deficit accumulated during development stage	(648,424)	(618,459)
Total stockholders’ equity	(111,024)	(81,059)
Total Liabilities and Stockholders’ Equity	$108,460	$120,941

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Months Periods Ended June 30,		December 1, 1997 (Date of Inception) To June 30,
	2006	2005	2006

Revenue	$-	$-	$91,912
Expenses	29,997	56,880	743,790
Operating loss	(29,997)	(56.880)	(651,878)
Other Income - Interest	32	-	3,454
Loss accumulated during development stage	$ (29,965)	$ (56,880)	$ (648,424)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Periods Ended June 30,		December 1, 1997 (Date of Inception) To June 30,
	2006	2005	2006

Revenue	$-	$-	$91,912
Expenses	4,251	20,725	743,790
Operating loss	(4,251)	(20,725)	(651,878)
Other Income - Interest	-	-	3,454
Loss accumulated during development stage	$ (4,251)	$ (20,725)	$ (648,424)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended June 30		December 1, 1997 (Date of Inception)
	2006	2005	To June 30, 2006
CASH FLOWS FROM OPERATIONS:
Net loss	$(29,965)	$(56,880)	$(648,424)
Charges not requiring the outlay of cash:
Depreciation and amortization	4,788	4,808	53,040
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase in accrued liabilities	7,484	5,280	9,584
Net Cash Consumed By Operating Activities	(17,693)	(46,792)	(564,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advance	110,000	20,000	190,000
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	100,000	-	200,000
Repayment of advances from affiliate	(200,000)	-	(200,000)
Net Cash Provided By Financing Activities	10,000	20,000	726,000

Net Change In Cash	(7,693)	(26,792)	-

Cash balance, beginning of period	7,693	44,560	-

Cash balance, end of period	$-	$17,768	$-

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of June 30, 2006 and for the three month periods ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2006, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

COMPANY OVERVIEW

The Company is currently in its development stage and significant risks exist with respect to its business. The Company acquired the exclusive, worldwide rights to a high efficiency electric motor and a high-powered magnet both of which are used in conjunction with an electrical motor scooter.

The market place for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. To meet the economical sale price requirement the Company plan to conducted their manufacturing in China to reduce cost, and hoped it would meet the Company's expectations; however, significant difficulty with protecting the Company's proprietary technology unwillingly emerged. In addition to proprietary issues, there were major concerns in secure customer service follow-ups (i.e. product warranty, maintenance, etc). The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed appropriately, would be an overwhelming liability for the Company. To solve the two major issues, the Company decided to initiate a cooperative with a company that already produces completed electric scooters in a successful marketing condition. Evader Motersports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. Evader,in turn, would manage customer-service concerns. The Company was granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels provided that it was agreed upon by both parties. The Company also considered Evader as a prospective company to share its technology with to create improved and more advanced electric scooters. The Company believed that with a combined effort using both companies' resources and technology, the resulting product would make a stronger impact to the market.

Further marketing research was carried out comparing current electric scooters on the market and Evader's scooters. The research concluded that further refinement in several areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The research also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company's product effectively competes in the Japanese market.The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company has decided to discontinue business relations with Evader, and put the electric scooter project on hold until the Company is able to attain more resources.

In place of the electric scooter, other projects including a cooperative with Pixen Inc. and their aroma technology are in development. Pixen Inc. is a leader in the aroma therapy industry. Though considered to be in the aroma therapy field, it's unique and creative technologies have pushed the boundaries leading Pixen into the health industry. It's products not only provide fragrant aromas, but also stimulates odour neutralization, anti-bacterial effects, and also air filtration. Pixen's products are considered to provide great health benefits, surpassing conventional air filters. Pixen, is also a pioneer in "Bio-Scent" technology, a breakthrough in scent and aroma research, with applications in various markets even outside the health industry. Pixen and the Company are in discussions to pioneer this Bio-Scent field in North America. The details of the business plan will hopefully be announced next quarter.

PRODUCT

Electric Motor Scooter

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

The Company first intentions was to participate in the emerging electric vehicle market by using its licensed technologies to design, manufacture, and market lightweight, electric motor scooters. The Company planned to provide its own battery charging technology to Evader Motorcycle, Inc. to develop an improved electric scooter aiming at the Japan and Southeast Asian markets; however, with recently marketing research, the Evader product was not able to meet the Company's pricing standards. The Company's electric scooter project will be on hold until more customer-service related resources can be attained.

PLAN OF OPERATION

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

The Company's plan of operations for the next 12 months was to help Evader refine it's electric scooter implementing Amanasu's proprietary rapid battery charging technology; however, due to recent marketing research Evader's original product did not meet the Company's standards, which the Company felt were required to compete successful in the Japanese, and southeast Asian markets.

The original plan was to have Evader assume responsibility for the management of customer service related issues because Evader already had such a system established. The Company would in turn provide it's own technologies, and assume responsibility of marketing Evader's product. While refinements were done, the Company would market Evader's original product to generate revenue. The Company came about two marketing channels: the first being the biggest dealer of used motorcycles in Japan; and the second a used automobile agent. Negotiations with both parties have proceeded since August 2005, and if an agreement could be reached, the Company would have distribution to 1500 to 2000 retail outlets across Japan. Marketing through these channels may have also proved to be a good testing ground for Evader's electric scooter. On August 26th, 2005 shipped one proto-type unit to Japan; however, the approval by the Japan Ministry of Land, Infrastructure, and Transport for use of the vehicle was rejected due to an unqualified battery structure. With the rejection, and the product's lack of marketability the Company has decided to put this project on hold until more resources can be attained or if the Company is able to come in contact with more a suitable Company to collaborate with.

Other than the provision for alternating business planning costs discussed above, the Company's cash requirements for the next 6 months are estimated to be $175,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $40,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses.

As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 6 months. If the Company is unsuccessful in raising at least $175,000, it may not be able to complete its plan of operations as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended June 30, 2006 or for the same period in 2005 and interest earned on bank deposits in 2006 period was $32 .

Total expenses for the six months period ending June 30, 2006 was $29,997 compared to $56,880 for the same period of 2005. The decrease was due to small reduction in expenses of many categories.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2006 cash used in operating activities was $17,693 compared to $46,792 for the same period in 2005. This decrease was due to reduced expenses.

Total assets as of June 30, 2006 were $108,046 representing a decrease of $12,481 from total assets of $120,941 as of December 31, 2005.

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

Date: August 13, 2006

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer