Form 10QSB
period 2006-09-30
AMANASU TECHNOLOGIES CORP
filed 2006-11-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006

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
FOR THE NINE MONTHS ENDED September 30, 2006

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended September 30, 2006 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash	$177	$7,693
Total current assets	177	7,693

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,315	1,192
Net fixed assets	185	308

Other Assets:
Licensing agreement	160,000	160,000
Less accumulated amortization	54,119	47,060
Total other assets	105,881	112,940

Total Assets	$106,243	$120,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Advance from Affiliate	$-	$100,000
Accrued Expenses	-	2,100
Other Advance	99,900	99,900
Stockholder Advance	120,000	-
Total current liabilities	219,900	202,000

Stockholders’ Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 shares issued and outstanding	46,656	46,656
Additional paid-in capital	490,744	490,744
Deficit accumulated during development stage	(651,057)	(618,459)
Total stockholders’ deficit	(113,657)	(81,059)
Total Liabilities and Stockholders’ Deficit	$106,243	$120,941

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Nine Months Periods Ended September 30,		December 1, 1997 (Date of Inception) To September 30,
	2006	2005	2006

Revenue	$-	$-	$91,912
Expenses	32,630	61,093	746,423
Operating loss	(32,630)	(61,093)	(654,511)
Other Income - Interest	32	-	3,454
Loss accumulated during development stage	$ (32,598)	$ (61,093)	$ (651,057)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Periods Ended September 30,		December 1, 1997 (Date of Inception) To September 30,
	2006	2005	2006

Revenue	$-	$-	$91,912
Expenses	2,633	4,213	746,423
Operating loss	(2,633)	(4,213)	(654,511)
Other Income - Interest	-	-	3,454
Loss accumulated during development stage	$ (2,633)	$ (4,213)	$ (651,057)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended September 30		December 1, 1997 (Date of Inception)
	2006	2005	To September 30, 2006
CASH FLOWS FROM OPERATIONS:
Net loss	$(32,598)	$(61,093)	$(651,057)
Charges not requiring the outlay of cash:
Depreciation and amortization	7,182	7,212	55,434
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase (Decrease) in accrued liabilities	(2,100)	1,050)	-
Decrease in in advance from affiliate	-	(1,525)	-
Net Cash Consumed By Operating Activities	(27,516)	(54,356)	(574,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advance	120,000	20,000	200,000
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	100,000	-	200,000
Repayment of advances from affiliate	(200,000)	-	(200,000)
Net Cash Provided By Financing Activities	20,000	20,000	736,000

Net Change In Cash	(7,516)	(34,356)	-

Cash balance, beginning of period	7,693	44,560	-

Cash balance, end of period	$177	$10,204	$177

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of September 30, 2006 and for the three month and nine month periods ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2006, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

COMPANY OVERVIEW

Amanasu Technology is currently in its development stage and significant risks exist with respect to its business. It acquired the exclusive, worldwide rights to a high efficiency electric motor and a high-powered magnet both of which are used in conjunction with an electrical motor scooter.

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

Further marketing research was carried out comparing current electric scooters on the market and Evader's scooters. The reserach concluded that further refinement in serveral areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The reserach also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company's product effectively competes in the Japanese market. The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company has decided to discontinue business relations with Evader, and put the electric scooter project on hold until the Company is able to attain more resources.

In place of the elctric scooter, other projects including a cooperative with Pixen Inc. and their breakthrough "Bio-scent technology" are in development. Pixen Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitised form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Pixen has been able to become a multi-million dollar company in less than 6 years and is expected to enter the Japanese public market by the end of 2006. Its DAA (Defensive Aromatic Air) is its current flagship product. In addition to being an air purifying system, Pixen's DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odour neutralization , and air-borne anti-bacterial effects. Pixen has also developed a scent-particle sensor, which is programable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dogs sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Pixen's sensor is able to detect these scent profiles and display the digitised scent data. Amanasu Technology and Pixen, are in discussions to Pioneer the "Bio-scent technology" industry in North America, in early 2007 with Pixen investing into Amanasu Technology . Amanasu Technology plans to be involved in sales and marketing of Pixen's products.

PRODUCT

Electric Motor Scooter (Amanasu Technology)

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

Defensive Aromatic Air (Pixen)
Pixen's proprietary DAA professional aroma system is Pixen's current flagship product. The ADD realeases fragrant aromas from a fragrance cartridge of which a variety of scents are available. The noiseless system is fully automated, controlling the surroudning environments aroma concentration levels to ensure that the scent will not become excessive. The primary difference between conventional air purifiers and Pixen's DAA, is conventional air purifiers filter air, however, release back harmful air pollutants that were present in the air to being with. Pixen's DAA along with Searoma cartridge, gives it the not only the ability to act as an air purifier, but also an effective odour-neurtralizer, and air-borne anti-bacterial elimination system. Currently, the DAA is being used in Clinics, car dealerships, restaurants, etc in Japan. The main unit dimensions are 890 mm x 180 mm and weighs 7.4 kg (w/ cartridge ~ 8.4 kg)

Scent-Sensor (Pixen)
Canines have scent sensory perception one hundred million times greater than that of a human being. Research in Japan was recently carried out using a specially trained dog. This dog was able to detect cancerous scents from breath samples taken from cancer patients. This type of scent sensory research, is what has lead to Pixen's proprietary scent-sensor technology. Up till now, scent-sensors technology use has been limited to technologies such as the breathalizer. Pixen's scent-sensory on the other hand is able to detect various scent profiles at a sensitivity one thousand times greater than that of canines. The scent sensor detects scent particles and translates it into digitised data to be displayed. This type of sensor is able to detect pathenogenic scent profiles, which can be applied in various ways in the medical field, such as detection of diabetic ketosis, smallpox, and even early onset of cancer.

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

Since an unsuccessful partnership with Evader, the Company has returned back to its electric scooter with its patented short battery charge time. The Company has decided to continue research and development in order to further improve and refine the electric scooter's battery and also to lower the electric scooters price. The Company believes that efficient battery operation, and low sale price, are key to a commercially viable product. In order to generate funds for research an development the company is currently discussing a partnership with a "bio-scent" technology developer Pixen. During the second fiscal quarter ending June 30th, 2006 Amanasu Technology began discussions with Pixen inc. a pioneer of the newly developed "bio-scent technology" in an effort to bring this new industry into North America. Amanasu Technologies new business plans with Pixen will hopefully be announced by the end of the fourth fiscal quarter ending December 31st, 2006.

Other than the provision for alternating business planning costs discussed above, the Company's cash requirements for the next 6 months are estimated to be $145,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $10,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses.

As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 6 months. If the Company is unsuccessful in raising at least $145,000, it may not be able to complete its plan of operations as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended September 30, 2006 or for the same period in 2005 and interest earned on bank deposits in 2006 period was $32.

Total expenses for the nine months period ending September 30, 2006 was $32,630 compared to $61,093 for the same period of 2005. The decrease was due to small reduction in expenses in an effort to keep company maintenance cost low until an agreement can be reached with Pixen Inc.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2006 cash used in operating activities was $32,630 compared to $61,093 for the same period in 2005. This decrease was due to reduced expenses.

Total assets as of September 30, 2006 were $106,243 representing a decrease of $14,698 from total assets of $120,941 as of December 31, 2005.

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

Date: November 14, 2006

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer