Form 10KSB
period 2006-12-31
AMANASU TECHNOLOGIES CORP
filed 2007-04-13
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

 FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

 For the Fiscal Year Ended December 31, 2006

COMMISSION FILE NO. 0-49719
AMANASU TECHNOLOGIES CORPORATION

(Name of small business issuer as specified in its charter)

NEVADA	98-0351508
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

115 East 57th Street 11th Floor NewYork, NY 10022

(Address of principal executive offices)

212-939-7278

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 13, 2007, computed by reference to the price at which the stock was sold on that date: $1,480,892.

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2007 was 46,506,300 common shares.

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

The Company's principal offices are located at 115 East 57th 11th Floor Street New York, NY 10022, and its telephone number is (212) 939-7278. The Company also maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan.
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

The market place for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. To meet the economical sale price requirement the Company planned to conducted their manufacturing in China to reduce cost, and hoped it would meet the Company's expectations; however, significant difficulty with protecting the Company's proprietary technology unwillingly emerged. In addition to proprietary issues, there were major concerns in secure customer service follow-ups (i.e. product warranty, maintenance, etc). The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed appropriately, would prove to be an overwhelming liability for the Company. To solve the two major issues, the Company decided to initiate a cooperative with a company that already produces completed electric scooters in a successful marketing condition. Evader Motersports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. Evader, in turn, would manage customer-service concerns. The Company was granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels provided that it was agreed upon by both parties. The Company also considered Evader as a prospective company to share its technology with to create improved and more advanced electric scooters. The Company believed that with a combined effort using both companies' resources and technology, the resulting product would make a stronger impact on the market.

Further marketing research was carried out comparing current electric scooters on the market and Evader's scooters. The research concluded that further refinement in several areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The research also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company's product effectively competes in the Japanese market. The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company has decided to discontinue business relations with Evader, and put its electric scooter project on hold until the Company is able to attain more resources.

In place of the electric scooter, other projects including a cooperative with Seems Inc., formerly introduced as Pixen Inc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public by early 2007. Its DAA (Defensive Aromatic Air) is its current flagship product. In addition to being an air purifying system, Seems' DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization , and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dogs sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems's sensor is able to detect these scent profiles and display the digitized scent data. Amanasu Technology and Seems, are finalizing a Sales and Manufacturing agreement for all Seems products in the United States in early 2007.

Employees.

As of December 31, 2006, the Company has no full time employees. During 2006, the Secretary of the Company has rendered consulting services to the Company in the amount of $10,500.

Item 2.  Description Of Property.

The Company's executive offices are located at 115 East 57th Street 11th Floor New York, NY 10022 USA and a branch office in Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased from Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company's majority shareholder. The lease is on a month to month basis at a rate of $1250. In addition, the Company maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan. The premises are 1,000 square feet and are leased on an agreement which expires December 31, 2007 at $1,700 (200,000 Yen) per month. An apartment at 1-3-40 Roppongi, Minato-ku, Tokyo was leased at $10,000 (1,250,000 yen) per month under a lease agreement which expired December 31, 2006. Amanasu Environment Corporation occupies the same premises and co-pays the  rental amount. The Company believes additional lease space at this location will be available to support its future growth.

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

2005	Low Bid	High Bid
2005 Year Ending December 31, 2005	0.05	2

2006	Low Bid	High Bid
1st Quarter Ending March 31, 2006	$0.145	$0.76
2nd Quarter Ending June 30, 2006	0.10	0.15
3rd Quarter Ending September 31, 2006	0.05	0.10
4th Quarter Ending December 31, 2006	0.05	0.07

The  Company  commenced  trading  on the Over the Counter Bulletin Board on September 9, 2005.

Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of March 15, 2007, there were 46,506,300 shares of Common Stock outstanding, held by 51 shareholders of record.

DIVIDEND  POLICY

To  date we have not paid any dividends on our Common Stock and do not expect to declare  or  pay  any  dividends  on our Common Stock in the foreseeable future. Payment  of  any  dividends  will be dependent upon future earnings, if any, our financial  condition,  and  other  factors  as  deemed  relevant by our Board of Directors.

As of March 15, 2007, there are 91 shareholders of record of the Company's common stock. . Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

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

None

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

The Company's plan of operations for the next 12 months will be largely directed towards establishing its partnership with Seems Inc, formerly known and mentioned as Pixen Inc (www.seems-inc.com). Seems Inc conducts its business in the biomimetics industry, and is a pioneer of the Bio-scent technology industry, which utilizes fragrances, and/or odor data, in order to accomplish daily tasks, and/or replace current systems, such as fire alarms, credit card security, and air purification and anti-bacterialization. Seems current business model covers two basic areas: Support service to conceive innovative fragrances, and Alternative medicine support service. The Company plans to finalize a manufacturing and sales rights agreement during the first fiscal quarter ending March 31, 2007 to all Seems Inc products for North America. These products include, but are not limited to the following: Credit Card Forgery Prevention Systems, Smell Marking Systems, Disaster Victims Positioning Systems, Security Systems using an Encoded Substance Detection Sensor, Fire Alarm Systems using Functional Alarm Smells, Anti-Drunk Driving Systems using One-to-One Reaction Sensor, Cancer Odor Sensor, Health Checker Systems, and All Fragrance generation Systems (ie. DAA, and Silvair models). In addition to a Sales and Manufacturing agreement, The Company also plans to become a major shareholder of Seems during the 2007 fiscal year. The above discussion is solely dependent on The Company's fund raising efforts during the first two fiscal quarters ending June 30, 2007.

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses.

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
During the fiscal 2006 and 2005, the Company spent $-0- and $-0- respectively on research and development.

Liquidity And Capital Resources

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder. During the 2003 period, the Company raised $99,900 and should be considered a liability. The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and parts inventory, as discussed below.

Total assets as of December 31, 2006 were $1,501, representing a decrease of $111,439 from total assets of $112,940 as of December 31, 2005. This decrease is due to the Company writing off the patented battery charger technology for the electric scooter.

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

Need For Additional Capital.  The Company will require additional capital to meet its ongoing operating requirements. Seems Inc's technologies require FDA approval, and even though the initial market approval is not capital intensive, additional pre-market approvals are. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company and its ability to develop and commercial sell the products.

Ability To Develop Commercial Product .    The majority of the Company's partners reside in Japan, and with that, the Company must pass through different government regulatory departments. The Company's upcoming partnership with Seems Inc, and introduction of their product line to the United States will require FDA Pre-market approval in order to maximize the Company's ability to market. FDA approval is required due to the nature of the Seems Inc's products, which for the majority are considered medical devices in the United States. The principle statements that will be used to market Seems Inc's technologies such as, "Hypo-allergenic", and "Anti-bacterial" will require FDA approval. Since, the Company has no previous Pre-market approval applications with the FDA, the initial application and process fee is waived. The only factor in concern is the time required to approve the use of the statements previously mentioned. Sales operations will commence; however, the previously mentioned statements will be omitted until FDA approval is obtained.

Rapid Technological Changes. The industry in which the Company intends to compete is subject to rapid technological changes. No assurances can be given that the any technological advantages which may be enjoyed by the Company in respect of its technologies can not or will not be overcome by technological advances by competitors rendering the Company's technologies obsolete or non-competitive.

Lack Of Established Distribution Channels.  The Company does not have an established channel of distribution for any of its products at present. The Company is currently researching and contacting possible channels of distribution. The main focus is on chain organizations: restaurant, hotel, and hospital chains. The Company will also focus on establishing a network of designated dealers in targeted markets in Japan and South East Asia. The Company can not predict whether it will be successful in establishing its intended dealer network in Japan.

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

Name	Age	Position
Atsushi Maki	59	Director
Lina Lei	46	Secretary
Hideyuki Shiraishi	48	Chairman, President, and Chief Financial Officer

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

Hideyuki Shiraishi has been Chairman, President, and Chief Financial Officer since November 12, 2004 after the resignation of Masafumi Hata, the previous Chairman, President, and Chief Financial Officer of the Company. From 1997 throughout 1999, Mr. Shiraishi held the post of Trustee of the Japan Council of Shopping Centers (the "Council").  The Council is a member of the International Council of Shopping Centers and is the global trade association of the shopping center industry.  From March 1999 through June 2000, Mr. Shiraishi became the Representative Director of Sephora AAP Japan and launched 6 stores in Ginza, Shinsaibashi, Shibuya, Shinjuku, Ikebukuro, and Laraport.  From July 2000 through May 2003, Mr. Shiraishi became the Director of Real Estate and Property Development at LVMH Moet Hennessy Louis Vuitton Japan, a parent company of Sephora, where he launched several stores in Japan for companies such as Chaumet and Christian Dior.  From June 2003 to present, Mr. Shiraishi has held the position Chief Project Leader for the Institute for Eco and Economic Systems (the "Institute").  The Institute's main objective is to develop environmentally friendly products for used in all areas of commerce.  As Chief Project Leader, Mr. Shiraishi is responsible in heading the department of New Product Development.

Item 10.  Executive Compensation.

Ms. Lina Lei, an officer of the Company, received $10,500 in exchange for consulting services rendered to the Company. No other form of compensation or remuneration was paid to any officer or director during fiscal 2006. Future services to be rendered by Ms. Lei will be subject to the approval of the Board of Directors. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective February 10, 2000, Amanasu Corporation, formerly Family Corporation, the Company's largest shareholder, obtained the exclusive, worldwide rights to the technologies pursuant to a licensing agreement with its inventors.Thereafter, on March 10, 2000, Amanasu Corporation licensed to the Company the exclusive, worldwide rights to the technologies, subject to the terms of the underlying license agreement.

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

During 2006, Lina Lei, an officer of the Company, received $10,500 in exchange for performing consulting services for the Company.

The Company shares office space in Vancouver, New York and Tokyo offices with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by Atsushi Maki, a director of the he Company (See "Part I - Item 2 Description of Property").

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
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.
None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees during 2006 were $9,975 and for 2005 were $9,845.
(2) Audit Related Fees during 2006 and 2005 were $0.
(3) Caption Tax Fees for 2006 during $625 and 2005 were $0.
(4) All Other Fees during $0.
(5)N/A
(i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
(6) Not greater than 50% for 2006 and 2005.
If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. 7

AMANASU TECHNOLOGIES CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

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
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amanasu Technologies Corporation

I have audited the accompanying balance sheet of Amanasu Technologies Corporation (a development stage company) as of December 31, 2006, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Technologies Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2006, the Company had a working capital deficiency of $224,564 as well as an accumulated deficit of $761,964. These factors among other things, discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Robert G. Jeffrey
ROBERT G. JEFFREY
March 16, 2007
Wayne, New Jersey

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2006
ASSETS

Current Assets:
Cash	$1,357
Total current assets	1,357

Fixed Assets:
Automobile	1,500
Less, accumulated depreciation	1,356
Net fixed assets	144
Total Assets	$1,501
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$2,415
Rent Payable	3750
Advances from shareholders	120,000
Other Advance	99,900
Total current liabilities	226,065

Stockholders' Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 46,506,300 issued and outstanding	46,506
Additional paid in capital	490,894
Deficit accumulated during development stage	(761,964)

Total stockholders' deficit	(224,564)

Total Liabilities and Stockholders' Deficit	$1,501

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
	Year Ended December 31, 2006	Year Ended December 31, 2005	December 1, 1997 (Date of Inception) To December 31, 2006

Revenue	$-	$-	$91,912
Expenses	40,009	87,059	753,802
Impairment Charge - write down of licensing agreement	(103,528)	-	(103,528)
Operating Loss	(143,537)	(87,059)	(765,418)
Other Income-expenses	32	-	3,454
Loss accumulated during development stage	$(143,505)	$(87,059)	$(761,964)
Loss per share - Basic and Diluted	$-	$-
Average number of shares outstanding	46,506,300	46,506,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD DECEMBER 1, 1997 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2006

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance December 1, 1997, at inception of development stage	3,000,000	$3,000	$(1,600)	$(1,300)	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000		400,000
Shares issued during 2001, to investors	36,400	36	45,964		46,000
Net loss of 2001				(39,459)	(39,459)
Shares issued during 2002, for services	50,000	50	4,950		5,000
Net loss of 2002				(190,139)	(190,139)
Shares issued during 2003, for services	150,000	150	14,850		15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930		70,000
Shares canceled during 2003	(150,100)	(150)	150		70,000
Net loss 2003				(278,798)	(278,798)
Net loss 2004				(21,704)	(21,704)
Balance, December 31, 2004	46,506,300	$46,506	$490,894	$(531,400)	$6,000
Net loss 2005				(87,059)	(87,059)
Balance, December 31, 2005	46,506,300	$46,506	$490,894	$(618,459)	$(81,059)
Net loss 2006				(143,505)	(143,505)
Balance, December 31, 2006	46,506,300	$46,506	$490,894	$(761,964)	$(224,564)

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development State Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	December 1, 1997 (Date of Inception) To December 31,2006

CASH FLOWS FROM OPERATIONS:
Net loss	$(143,505)	$(87,059)	$(761,964)
Charges not requiring the outlay of cash:
Depreciation and Amortization	9,576	9,617	57,828
Impairment of Licensing Agreement	103,528	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase in accrued expenses	315	575	2,415
Increase in Rent Payables	3,750	-	3,750
Net Cash Consumed By Operating Activities	(26,336)	(76,867)	(573,143)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-		(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advance Received			99,900
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-		70,000
Shareholder advance	120,000	20,000	200,000
Repayment of Shareholder advances	-	(80,000)	(80,000)
Advance from affiliate	-	100,000	200,000
Repayment of advances from affiliate	(100,000)	-	(200,000)
Net Cash Provided By Financing Activities	20,000	40,000	736,000

Net Change In Cash	(6,336)	(36,867)	1,357

Cash balance, beginning of period	7,693	44,560	-

Cash balance, end of period	$1,357	$7,693	$1,357

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.	ORGANIZATION AND BUSINESS

Organization of Company
The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. The present name was adopted May 30, 2001.

Business
The Company has acquired worldwide licensing rights for certain patented magnetic and power generating technology. Until 2006, it was the intention of the Company to license these rights for use by others. The Company continues to pursue such licensing opportunities, but its primary efforts are now directed at other opportunities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Development Stage Accounting
The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2006, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products.

Cash
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
3.            GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2006, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

4.            RELATED PARTY TRANSACTIONS

During the year 2003, the majority shareholder made a $60,000 advance to the Company by paying a Company obligation. An additional $20,000 was advanced by this shareholder during 2005. Later in 2005, the entire $80,000 so advanced was repaid. In 2006, 2 major shareholders made advances to the Company which totaled $120,000.

An affiliated corporation advanced $100,000 to the Company during 2005. An additional $100,000 was advanced by that corporation in January 2006. These advances were originally intended for the purchase of common stock. Both of these advances were repaid in March 2006.

As noted above, shareholder advances of $120,000 were received during 2006. In March 2006, the principle company shareholder advanced $110,000. In August 2006, another $10,000 was received from the wife of this shareholder, who is also a shareholder. The $110,000 advance does not require interest; the $10,000 advance bears interest at 4.45%. Both advances are due on demand.

The Company had a contractual arrangement for administrative services with the wife of the principle shareholder of the corporation. This arrangement was terminated during 2006. Compensation for these services was $3,500 per month. In 2006, the Company paid $10,500 for these services.

5.            EXPENSES

Expenses consist primarily of administrative services ($12,650), professional fees ($7,855), filing fees ($2,933), amortization of the sub-licensing agreement ($9,412), and impairment loss of the licensing agreement ($103,528).

6.            INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The NOL's total was $ 760,037. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2021 through 2026.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2006 by $21,237, the result of adding the potential benefit of 2006 losses.

Deferred Tax Assets	$114,006
Valuation Allowance	114,006
Balance Recognized	$-

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

7.            IMPAIRMENT

The Company has an investment totaling $160,000 in licensing rights for certain patented magnetic and power generating technology (see Note 1). During 2006, the value of these rights was reviewed and impairment was found to have occurred. As a result, the remaining unamortized cost of these rights was reduced to $-0- through a $103,528 loss provision.

8.            RENTALS UNDER OPERATING LEASES

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Corporation Environment. Its arrangement is made on a month to month basis. Rent totaled $3,750 was incurred in 2006. In 2005, rent totaled $12,446.

9.            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

There were no non-cash investing or financing activities during 2006. There also were no noncash investing or financing activities during 2005.

10.            RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

11.            SUBSEQUENT EVENTS

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. The lawsuit was subsequently settled on March 27, 2007 . Under the terms of the settlement, the Company, its affiliate, and the officer are obligated to pay $260,000 in monthly installments of $10,000 each. The Company does not expect to incur any expense as a result of this settlement, because the officer involved in the suit has agreed to take personal responsibility for the settlement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Technologies Corporation
/s/ Hideyuki Shiraishi

Hideyuki Shiraishi	April 13, 2007

President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Atsushi Maki
April 13, 2007
Atsushi Maki
Director

/s/ Hideyuki Shiraishi
April 13, 2007
Hideyuki Shiraishi
Director