Form 10QSB
period 2007-03-31
AMANASU TECHNOLOGIES CORP
filed 2007-05-21
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2007

*	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
For the transition period from ___ to ___.

For the transition period from ___ to ___.

Commission file number: 001-31261
AMANASU TECHNOLOGIES CORPORATION

(Name of small business issuer as specified in its charter)

NEVADA	98-0351508
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022

  (Address of principal executive offices)

212-939-7278

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,506,300 as of May 14, 2007.

Transitional Small Business Disclosure Format: Yes O  No  X

AMANASU TECHNOLOGIES CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED March 31, 2007

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2007 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current Assets:
Cash	$743	$1,357
Total current assets	743	1,357

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,392	1,356
Net fixed assets	108	144

Total Assets	$851	$1,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued Expenses	$2,415	$2,415
Rent Payable	3,750	3,750
Advances from Shareholders	120,000	120,000
Other Advances	99,000	99,000
Total current liabilities	226,065	226,065

Stockholders’ Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 shares issued and outstanding	46,506	46,506
Additional paid-in capital	490,894	490,894
Deficit accumulated during development stage	((762,614))	((761,964))
Total stockholders’ deficit	(225,214)	(224,564)
Total Liabilities and Stockholders’ Deficit	$851	$1,501

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Periods Ended March 31,		December 1, 1997 (Date of Inception) To September 30,
	2007	2006	2007

Revenue	$-	$-	$91,912
Expenses	650	25,746	754,452
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating loss	(650)	(25,746)	(766,068)
Other Income - Interest	-	32	3,454
Loss accumulated during development stage	$ (650)	$ (25,714)	$ (762,614)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended March 31		December 1, 1997 (Date of Inception)
	2007	2006	To March 31, 2007
CASH FLOWS FROM OPERATIONS:
Net loss	$(650)	$(25,714)	$(762,614)
Charges not requiring the outlay of cash:
Depreciation and amortization	36	2,394	57,864
Impairment of Licensing Agreement			103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase (Decrease) in accrued liabilities	-	6,200	6,165
Net Cash Consumed By Operating Activities	(614)	(17,120))	(573,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advance	-	110,000	200,000
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	100,000	200,000
Repayment of advances from affiliate		(200,000)	(200,000)
Net Cash Provided By Financing Activities		10,000	736,000

Net Change In Cash	(614)	(7,120)	743

Cash balance, beginning of period	1,357	7,693	-

Cash balance, end of period	$743	$573	$743

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2006.

2.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2007, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2006.

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

As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts, and, thus, be able to satisfy its cash requirements for the next 9 months. If the Company is unsuccessful in raising at least $145,000, it may not be able to complete its plan of operations as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2007 or for the same period in 2006 and interest earned on bank deposits in 2007 period was $32.

Total expenses for the three months period ended March 31, 2007 was $650 compared to $25,746 for the same period of 2006. The decrease was due to small reduction in expenses in an effort to keep company maintenance cost low until an agreement can be reached with Pixen Inc.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2007 cash used in operating activities was $614 compared to $17,120 for the same period in 2006. This decrease was due to reduced expenses.

Total assets as of March 31, 2007 were $851 representing a decrease of $650 from total assets of $1,501 as of December 31, 2006. This decrease is due to consumption of cash for operating activities

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

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

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. During the course of that law suit, $652,409 of Company funds was frozen by court order. The lawsuit was subsequently settled on March 27, 2007. Under the terms of the settlement, the Company, its affiliate, and the officer are obligated to pay $260,000 in monthly installments of $10,000 each. The Company does not expect to incur any expense as a result of this settlement, because the officer involved in the suit has agreed to take personal responsibility for the settlement. Of the Company funds which had been frozen, all except $130,000 have been released. This remaining $130,000 amount will be released when the terms of the settlement have been satisfied.

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

Date: May 21, 2007

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer