Form 10QSB
period 2007-06-30
AMANASU TECHNOLOGIES CORP
filed 2007-08-21
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007

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
FOR THE THREE MONTHS ENDED June 30, 2007

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended June 30, 2007 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current Assets:
Cash	$-	$1,357
Total current assets	-	1,357

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,428	1,356
Net fixed assets	72	144

Total Assets	$72	$1,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$211	$-
Accrued Expenses	2,415	2,415
Rent Payable	3,750	3,750
Advances from Shareholders	130,000	120,000
Other Advances	99,900	99,900
Total current liabilities	236,276	226,065

Stockholders’ Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 shares issued and outstanding	46,506	46,506
Additional paid-in capital	490,894	490,894
Deficit accumulated during development stage	(773,604)	(761,964)
Total stockholders’ deficit	(236,204)	(224,564)
Total Liabilities and Stockholders’ Deficit	$72	$1,501

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Months Periods Ended June 30,		December 1, 1997 (Date of Inception) To September 30,
	2007	2006	2007

Revenue	$-	$-	$91,912
Expenses	11,640	29,997	765,442
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating loss	(11,640)	(29,997)	(777,058)
Other Income - Interest	-	32	3,454
Loss accumulated during development stage	$ (11,640)	$ (29,965)	$ (773,604)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Periods Ended June 30,		December 1, 1997 (Date of Inception) To September 30,
	2007	2006	2007

Revenue	$-	$-	$91,912
Expenses	10,990	4,251	765,442
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating loss	(10,990)	(4,251)	(777,058)
Other Income - Interest	-	-	3,454
Loss accumulated during development stage	$ (10,990)	$ (4,251)	$ (773,604)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended June 30		December 1, 1997 (Date of Inception)
	2007	2006	To June 30, 2007
CASH FLOWS FROM OPERATIONS:
Net loss	$(11,640)	$(29,965)	$(773,604)
Charges not requiring the outlay of cash:
Depreciation and amortization	72	4,788	57,900
Impairment of Licensing Agreement	-	-	21,300
Common stock issued for services	-	-	103,528
Changes in assets and liabilities:
Increase (Decrease) in accrued liabilities	-	7,484	6,165
Increase in accounts payables	211	-	211
Net Cash Consumed By Operating Activities	(11,357)	(17,693)	(584,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advance	10,000	110,000	210,000
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	100,000	200,000
Repayment of advances from affiliate		(200,000)	(200,000)
Net Cash Provided By Financing Activities	10,000	10,000	746,000

Net Change In Cash	(1,357)	(7,693)	-

Cash balance, beginning of period	1,357	7,693	-

Cash balance, end of period	$-	$-	$-

These accompanying notes are an integral part of these financial statements

AMANASU TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of June 30, 2007 and for the three month periods ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter and the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2007, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

In place of the elctric scooter, other projects including a cooperative with Seems Inc., formerly Pixen and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitised form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and was expected to become public by the end of 2006. There has been a delay in the transition and Seems expects to go public in early 2008 Its DAA (Defensive Aromatic Air) is its current flagship product. In addition to being an air purifying system, Seems's DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odour neutralization , and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dogs sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems's sensor is able to detect these scent profiles and display the digitised scent data. Amanasu Technology and Seems, are in discussions to Pioneer the "Bio-scent technology" industry in North America, in early 2008 with Seems investing into Amanasu Technology . Amanasu Technology plans to be involved in sales and marketing of Seems's products.

During the quarter ended June 30, 2007, the Company has been working with a subsidiary of Amanasu Corporation in Japan, AWI Corporation. A.W.I Corporation researches and develops water purification technologies. One of A.W.I's principle products is an industrial water purification solution that is integrated into existing water purification systems of city buildings. The Company is working with A.W.I to bring its technology to North America. This technology, however, requires FDA approval, and since the Company recently attained a small business qualification from the FDA, the Company will submit this technology to the FDA for approval.

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

Defensive Aromatic Air (Seems)
Seems' proprietary DAA professional aroma system is Seems' current flagship product. The ADD realeases fragrant aromas from a fragrance cartridge of which a variety of scents are available. The noiseless system is fully automated, controlling the surrounding environments aroma concentration levels to ensure that the scent will not become excessive. The primary difference between conventional air purifiers and Seems' DAA, is conventional air purifiers filter air, however, release back harmful air pollutants that were present in the air to being with. Seems' DAA along with Searoma cartridge, gives it the not only the ability to act as an air purifier, but also an effective odour-neurtralizer, and air-borne anti-bacterial elimination system. Currently, the DAA is being used in Clinics, car dealerships, restaurants, etc in Japan. The main unit dimensions are 890 mm x 180 mm and weighs 7.4 kg (w/ cartridge ~ 8.4 kg)

Scent-Sensor (Seems)
Canines have scent sensory perception one hundred million times greater than that of a human being. Research in Japan was recently carried out using a specially trained dog. This dog was able to detect cancerous scents from breath samples taken from cancer patients. This type of scent sensory research, is what has lead to Seems' proprietary scent-sensor technology. Up till now, scent-sensors technology use has been limited to technologies such as the breathalizer. Pixen's scent-sensory on the other hand is able to detect various scent profiles at a sensitivity one thousand times greater than that of canines. The scent sensor detects scent particles and translates it into digitised data to be displayed. This type of sensor is able to detect pathenogenic scent profiles, which can be applied in various ways in the medical field, such as detection of diabetic ketosis, smallpox, and even early onset of cancer.

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

The project with Seems Inc has not bee moving as scheduled. Seems has delayed in becoming public due to stringent analysis of its company and expects to become public in early 2008. Since pre-market approval is required by the FDA, launching Seems' products will take 8-12 months, providing the FDA grants approval.

Pixen under went a name change and is now known as Seems Inc. Seems Inc. will retain the name Pixen as a brand name for its products. The project with Seems has hit two barriers. Seems has collected sufficient funds and attained the requirements to become public in Japan; however, the company analysis has taken longer than expected and Seems has been informed that it may take another 6-12 months before it can be listed. Secondly, the United States does not recognize Japanese health certifications, and Seems' products must be reapproved by the FDA. Amanasu Technologies as taken the initial steps and received the MDUFMA Small Business Qualification in order to reduce cost for pre-market approval, and is currently collecting product data and translating it into english to submit its first PMA. The cost of this project is taken into account in the estimated expenditures for the 2007 fiscal year ending December 31, 2007. The approval of the DAA is believed to take no more than 8-12 months; however, the scent scenor is believed to be a FDA Class 3 medical device, which may take longer.

The most recent partnership of the Company and A.W.I is in the process of discussions; however, FDA pre-market approval for its water purification solution is being prepared.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended June 30, 2007 or for the same period in 2006 and interest earned on bank deposits in 2006 period was $32.

Total expenses for the three months period ended June 30, 2007 was $10,990 compared to $4,251 for the same period of 2006. The increase is due to the ambiguity in timing incoming invoices. Total expenses for the six months period ended June 30, 2007 was $11,640,compared to $29,997 for the same period of 2006. The decrease is due to the company's efforts to lower cost until Seems and A.W.I products are approved by the FDA. The company current has reduced its cost to basic levels.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2007 cash used in operating activites was $11,357, compared to $17,693 for the same period in 2006. The decrease is due to the company's efforts to lower cost until Seems and A.W.I products are approved by the FDA. The company current has reduced its cost to basic levels.

Total assets as of June 30, 2007 were $72 representing a decrease of $1429 from total assets of $1,501 as of December 31, 2006. This decrease is due to consumption of cash for operating activities

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

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

Item 6. EXHIBITS
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.
None

13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMANASU TECHNOLOGIES CORPORATION

Date: August 21, 2007

/s/ Hideyuki Shiraishi

Hideyuki Shiraishi
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer