Form 10KSB
period 2007-12-31
AMANASU TECHNOLOGIES CORP
filed 2008-04-15
CIK 1168663

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2007

COMMISSION FILE NO. 0-49719

AMANASU TECHNO HOLDINGS CORPORATION

(Name of small business issuer as specified in its charter)

NEVADA	98-0351508
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

115 East 57th Street 11th Floor, New York, NY 10022

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

[x] Yes [o] No
[x] Yes [o] No

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 13, 2007, computed by reference to the price at which the stock was sold on that date: $854,364.

The number of shares outstanding of the registrant's Common Stock, no par value, as of April 14, 2007 was 46,506,300 common shares.

1

PART I

Item 1. Description Of Business

General

Amanasu Techno Holdings Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation.The Company is a development stage company, and has not conducted any operations and generated any revenues since its inception.

The Company's principal offices are located at 115 East 57th 11th Floor Street New York, NY 10022, and its telephone number is (212) 939-7278. The Company also maintains an office at 1-3-38, Roppongi, Minato-ku, Tokyo, 106-0032, Japan.

Overview and History

The Company is a development stage company and significant risks exist with respect to its business (see "Cautionary Statements" below). The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to Amanasu Technologies Corporation, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

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

2

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

2007	Low Bid	High Bid
1st Quarter Ending March 31, 2007	$0.05	0.16
2nd Quarter Ending June 30, 2007	0.05	0.08
3rd Quarter Ending September 30, 2007	0.04	0.05
4th Quarter Ending December 31, 2007	0.05	0.65
2006	Low Bid	High Bid
Fiscal Year Ending December 31, 2006	$0.05	0.76

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

As of April 14, 2008, there are 91 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

Equity Compensation Plan Information
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

With uncertainty in the time taken for an FDA approval the Company has decided to enter into the restaurant chain management industry, under the new leadership of President Yukinori Yoshino. The Chairman Mr. Maki and President Mr. Yoshino have set a goal to enter into the NASDAQ Global Market in two years time. The focus for the fiscal year ending December 31, 2008 will be for Mr. Yoshino, to utilise the Company's global networks to establish Curry restaurants, fine dining restaurants, and Japanese Tapas restaurants in China.

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target in the next two years is to raise $30,000,000.

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

During the fiscal 2007 and 2006, the Company spent $-0- and $-0- respectively on research and development.

3

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

Total assets as of December 31, 2007 were $7,412, representing a increase of $5,911 from total assets of $1,501 as of December 31, 2006. This increase is primarily due to increased cash from shareholder advances made during 2007.

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

4

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) are effective.

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
PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons.

On of October 16, 2007 Hideyuki Shiraishi resigned as the President, Director, Secretary, and Treasurer of the Registrant. The resignation of Mr. Hiroyuki Shiraishi is owing to personal reasons and is not a result of any disagreements with the Registrant on any matter relating to the Registrant's operations, policies or practices.

Yoshinori Yoshino will assume the vacant positions of President, and be appointed a Director of the Company effective October 16, 2007.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position
Atsushi Maki	60	Chairman, Director
Lina Lei	47	Secretary
Yukinori Yoshino	44	President, and Chief Financial Officer

Atsushi Maki has been the a Director of the Company since June 1, 2001. Mr. Maki was appointed Chairman October 16th, 2007. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation. Mr. Maki is the husband of Lina Lei, the Secretary of the Company. Mr. Maki also is a director of Amanasu Environment Corporation, a reported company under the federal securities laws.

Lina Lei has been the Secretary of the Company since 2001. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past seven years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

Yukinori Yoshino has been President, and Chief Financial Officer since October 16, 2007 after the resignation of Hiroyuki Shiraishi, the previous Chairman, President, and Chief Financial Officer of the Company. Mr. Yoshino has 17 years of experience in the food serivce industry in management, and franchising. Mr. Yoshino is the founder of Balic Systems in Japan, a Japanese Curry Rice chain with 50 locations throughout Japan through franchising and direct management. In 2005 Mr. Yoshino founded Wayouchuu Gasshukoku Corporation in Tokyo, a holdings company for restaurant chains. Wayouchuu manages Curry, Ramen, Gyudon, Kaisen Don, Standing Bars, Izakayas, Italian, and Chinese restaurant chains as well as Cafe chains.

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

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table will identify, as of April 15, 2007, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,506,300 shares of common stock of the Company which are issued and outstanding as of April 15, 2007. The address for each individual below is 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and nature Beneficial Ownership(1)	Percent of Class

Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	75.3%

Common Stock	Atsushi Maki(3)	40,373,700	86.8%

Common Stock	Lina Lei(4)	40,373,700	86.8%

Common Stock	Officers and Directors, as a group (3 persons)	40,443,700	86.8%

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
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.
None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees during 2007 were 2006 were $9,975
(2) Audit Related Fees during 2007 $8,500and 2006 were $0.
(3) Caption Tax Fees for 2007 during $500 and 2006 were $625.
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
(6) Not greater than 50% for 2006 and 2005.
If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. 7

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
DECEMBER 31, 2007

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE
IN NEW YORK AND NEW JERSEY
MEMBER OF AICPA
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

TEL: 973-628-0022
FAX: 973-696-9002
E-MAIL: rgjcpa@optonline.net

Board of Directors Amanasu Techno Holdings Corporation

We have audited the accompanying balance sheet of Amanasu Techno Holdings Corporation (a development stage company) as of December 31, 2007, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Techno Holdings Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2007, the Company had a working capital deficiency of $240,564 as well as an accumulated deficit of $777,964. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
March 28, 2007
Wayne, New Jersey

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2007

Assets
Current Assets
Cash	$5,575
Employee Advances	1,837
Total Current Assets	7,412

Fixed Assets
Automobile	1,500
Less, Accumulated Depreciation	1,500
Net Fixed Assets	-

Total Assets	$7,412

Liabilities And Stockholders' Equity

Current Liabilities
Accrued Expenses	$5,962
Rent Payable	3,750
Advances from shareholders	138,400
Other Advances
99,900
Total Current Liabilities	247,976

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $0.01 par value; 46,506,300 issued and outstanding
Additional Paid in capital	490,894
Deficit accumulated during development stage	(777,964)

Total Stockholders' Deficit	(240,564)

Total Liabilities and Stockholders' Equity	$7,412
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2007	Year 2006	December 1, 1997 (Date of Inception) to December 31, 2007
Revenue	$-	$-	$91,912
Expenses	16,000	40,009	769,802
Impairment Charge - write down of licensing agreement	-	103,528	103,528
Operating Loss	(16,000)	(143,537)	(781,418)
Other Income-expenses	-	32	3,454
Loss accumulated during development stage	(16,000)	(143,505)	(777,964)
Loss per share - Basic and Diluted	-	-
Average number of shares outstanding	46,506,300	46,506,300
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2007, and 2006
	Common Stock		Additional	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Paid in Capital	Deficit
Balance December 1, 1997, at inception of development stage	3,000,000	$3,000	$(1,600)	$(1,300)	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000		400,000
Shares issued during 2001, to investors	36,400	36	45,964		46,000
Net loss of 2001				(39,459)	(39,459)
Shares issued during 2002, for services	50,000	50	4,950		5,000
Net loss of 2002				(190,139)	(190,139)
Shares issued during 2003, for services	150,000	150	14,850		15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930		70,000
Shares canceled during 2003	(150,100)	(150)	150		-
Net loss 2003				(278,798)	(278,798)
Net loss 2004				(21,704)	(21,704)
Net loss 2005				(87,059)	(87,059)
Balance, December 31, 2005	46,506,300	46,506	490,894	(618,459)	(81,059)
Net loss 2006				(143,505)	(143,505)
Balance, December 31, 2006	46,506,300	46,506	490,894	(761,964)	(224,564)
Net loss 2007				(16,000)	(16,000)
Balance, December 31, 2007	46,506,300	46,506	490,894	(777,964)	(240,564)
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

December 31, 2007
	Year 2007	Year 2006	December 1, 1997 (Date of Inception) To December 31,2007
CASH FLOWS FROM OPERATIONS:
Net loss	$(16,000)	$(143,505)	$(777,964)
Charges not requiring the outlay of cash:
Depreciation and Amortization	144	9,567	57,972
Impairment of Licensing Agreement	-	103,528	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase in accrued expenses	3,511	315	5,926
Increase in rent payable	-	3,750	3,750
Advance to employee	(1,837)	-	(1,837)
Net Cash Consumed By Operating Activities	(14,182)	(26,336)	(587,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	18,400	120,000	218,400
Repayment of Shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	(100,000)	(200,000)
Net Cash Provided By Financing Activities	18,400	20,000	754,000
Net Change In Cash	4,218	(6,336)	5,575
Cash balance, beginning of period	1,357	7,693	-
Cash balance, end of period	5,575	1,357	5,575
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1. ORGANISATION AND BUSINESS

Organisation of Company

The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, to Supreme Group International, Inc. on December 24, 2000, and to Amanasu Technologies Corporation on May 30, 2001. The present name was adopted October 16, 2007.

Business

The Company acquired worldwide licensing rights for certain patented magnetic and power generating technology. Until 2006, it was the intention of the Company to license these rights for use by others. The Company continues to pursue such licensing opportunities, but its primary efforts are now directed at other opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting

The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2007, the Company has been in the development stage and, until 2007, all its efforts had been devoted to obtaining worldwide licensing rights to the technology, which is described above, and planning for marketing its products. Beginning in 2007 the Company has pursued other opportunities.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Intangible Assets

Intangible assets are recorded at cost. Amortization is provided by straight line methods, using lives which are based on the lives of the underlying assets.

Licensing Agreement

During the year 2000, the Company acquired the world-wide licensing rights for certain patented magnetic and power generating technology from a corporation which is the majority owner of Company stock, at a cost of $160,000. This asset has now been written off.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. There has been no spending thus far on advertising.

Segment Reporting

Management will treat the operations of the Company as one segment.

3. RELATED PARTY TRANSACTIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2007, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

4. PROVISION FOR DOUBTFUL ACCOUNTS

During the year 2003, the principal company shareholder made a $60,000 advance to the Company by paying a Company obligation. An additional $20,000 was advanced by this shareholder during 2005. Later in 2005, the entire $80,000 so advanced was repaid. In 2006, the principal Company shareholder advanced $110,000 and a company controlled by the principal shareholder advanced $10,000. In 2007, the secretary of the Company, who is the wife of the principal shareholder, made advances which totaled $18,400. The $110,000 advance does not require interest; the other advances bear interest at 4.45%. All of these advances are due on demand.

An affiliated company advanced $100,000 to the Company during 2005. An additional $100,000 was advanced by that company in January 2006. These advances were originally intended for the purchase of common stock. Both of these advances were repaid in March 2006.

The Company had a contractual arrangement for administrative services with the wife of the principle shareholder of the corporation. This arrangement was terminated during 2006. Compensation for these services was $3,500 per month. In 2006, the Company paid $10,500 for these services.

5. EXPENSES

Expenses consist primarily of professional fees ($11,095), transfer agent fees ($2,150), and filing fees ($1,005).

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

6. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $776,037 at December 31, 2007. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2021 through 2027.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2007 by $2,400, the result of adding the potential benefit of 2007 losses.

Deferred Tax Assets	$114,406
Valuation Allowance	114,406
Balance Recognized	$-

7. IMPAIRMENT

The Company has an investment totaling $160,000 in licensing rights for certain patented magnetic and power generating technology (see Note 1). During 2006, the value of these rights was reviewed and impairment was found to have occurred. As a result, the remaining unamortized cost of these rights was reduced to $-0- through a $103,528 loss provision.

8. RENTALS UNDER OPERATING LEASES

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This arrangement is on a month to month basis. Rent totaled $3,750 in 2006; there was no rent expense incurred in 2007.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either 2007 or 2006.

10. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

11. SUBSEQUENT EVENTS

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. The lawsuit was settled in May 2007. Under the terms of the settlement, the Company, its affiliate, and the officer were obligated to pay $260,000 in monthly installments of $10,000 each. The Company does not expect to incur any expense as a result of this settlement, because the officer involved in the suit has agreed to take personal responsibility for the settlement.

Thusfar, payments totaling $220,000 have been made against this obligation. Management does not expect further payment to be required. The Company has not made any of these payments, and management does not expect that any payments will be required from the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Technologies Corporation
/s/ Yukinori Yoshino

Yukinori Yoshino	April 13, 2007

President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Atsushi Maki
April 13, 2007
Atsushi Maki
Director & Chairman

/s/ Yukinori Yoshino
April 13, 2007
Yukinori Yoshino
Director