Form 10QSB
period 2008-03-31
AMANASU TECHNOLOGIES CORP
filed 2008-05-19
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,506,300 as of March 31, 2008.

Transitional Small Business Disclosure Format: Yes O  No  X

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED March 31, 2008

PART1-FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2008 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets:
Cash	$273	$1,357
Total current assets	-	1,357

Fixed Assets:
Automobile	1,500	1,500
Less accumulated depreciation	1,464	1,356
Net fixed assets	36	144

Total Assets	$309	$1,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$211	$-
Accrued Expenses	2,415	2,415
Rent Payable	3,750	3,750
Advances from Shareholders	130,400	120,000
Other Advances	99,900	99,900
Total current liabilities	236,676	226,065

Stockholders’ Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,676,400 shares issued and outstanding	46,506	46,506
Additional paid-in capital	490,894	490,894
Deficit accumulated during development stage	(773,767)	(761,964)
Total stockholders’ deficit	(236,367)	(224,564)
Total Liabilities and Stockholders’ Deficit	$309	$1,501

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Periods Ended March 31		December 1, 1997 (Date of Inception) To March 31,
	2008	2007	2008

Revenue	$-	$-	$91,912
Expenses	163	2,633	765,605
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating loss	(163)	(2,633)	(777,221)
Other Income - Interest	-	-	3,454
Loss accumulated during development stage	$ (163)	$ (2,633)	$ (773,767)

Loss Per Share -
Basic and Diluted	$-	$-

Average shares outstanding	46,676,400	46,676,400

These accompanying notes are an integral part of these financial statements

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended March 31,		December 1, 1997 (Date of Inception)
	2008	2007	To March 31, 2008
CASH FLOWS FROM OPERATIONS:
Net loss	$(11,803)	$(32,598)	$(773,767)
Charges not requiring the outlay of cash:
Depreciation and amortization	108	7,182	57,936
Impairment of Licensing Agreement	-	-	21,300
Common stock issued for services	-	-	103,528
Changes in assets and liabilities:
Increase (Decrease) in accrued liabilities	-	(2,100)	6,165
Increase in accounts payables	211	-	211
Net Cash Consumed By Operating Activities	(11,484)	(27,516)	(584,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	-	-	(1,500)
Payment of amount due for licensing agreement	-	-	(160,000)

Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received	-	-	99,900
Issuances of common stock	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advance	10,400	120,000	210,400
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	100,000	200,000
Repayment of advances from affiliate		(200,000)	(200,000)
Net Cash Provided By Financing Activities	10,400	20,000	746,400

Net Change In Cash	(1,084)	(7,516)	273

Cash balance, beginning of period	1,357	7,693	-

Cash balance, end of period	$273	$177	$273

These accompanying notes are an integral part of these financial statements

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2008 and for the three month period ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007.

2.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2008, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2007.

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

Pixen under went a name change and is now known as Seems Inc. Seems Inc. will retain the name Pixen as a brand name for its products. The project with Seems has hit two barriers. Seems has collected sufficient funds and attained the requirements to become public in Japan; however, the company analysis has taken longer than expected and Seems has been informed that it may take another 6-12 months before it can be listed. Secondly, the United States does not recognize Japanese health certifications, and Seems' products must be reapproved by the FDA. Amanasu Techno Holdings as taken the initial steps and received the MDUFMA Small Business Qualification in order to reduce cost for pre-market approval, and is currently collecting product data and translating it into english to submit its first PMA. The cost of this project is taken into account in the estimated expenditures for the 2007 fiscal year ending December 31, 2008. The approval of the DAA is believed to take no more than 8-12 months; however, the scent scenor is believed to be a FDA Class 3 medical device, which may take longer.

With uncertainty in the time taken for an FDA approval the Company has decided to enter into the restaurant chain management industry, under the new leadership of President Yukinori Yoshino. The Chairman Mr. Maki and President Mr. Yoshino have set an ambitious goal to enter into the NASDAQ Global Market in two years time.

The activities for the fiscal year ending December 31, 2008, will be to raise capital to meet the requirements to enter into the NASDAQ Global Market. The goal of the company is to raise $30,000,000, during fiscal 2008.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2008 or for the same period in 2007 and interest earned on bank deposits in 2007 period was $32.

Total expenses for the three months period ended March 31, 2008 was $163 compared to $2,633 for the same period of 2007. The decrease is due to the ambiguity in timing incoming invoices, aswell as the transfer of the Amanasu Group website management, along with its cost to Amanasu Environment Corporation.The decrease is due to the company's efforts to lower cost until Seems products are approved by the FDA . The company current has reduced its cost to maintance levels.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2008 cash used in operating activites was $11,484, compared to $27,516 for the same period in 2007. The decrease is due to the company's efforts to lower cost until Seems' products are approved by the FDA, as well as the the lack of consulting fees paid to Lina Lei Consulting in the three month period ending March 31, 2008. The company currently has reduced its cost to basic levels.

Total assets as of March 31, 2008 were $309 representing a decrease of $1,192 from total assets of $1,501 as of December 31, 2007. This decrease is due to consumption of cash for operating activities

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

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

AMANASU TECHNO HOLDINGS CORPORATION

Date: May 18, 2008

/s/ Yukinori Yoshino

Yukinori Yoshino
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer