Form 10QSB/A
period 2008-03-31
AMANASU TECHNOLOGIES CORP
filed 2008-06-17
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10QSB/A

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

| O | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

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

Amanasu Technologies Corporation

(Former name , former address and former fiscal year, if changed since last report)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

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

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED March 31, 2008

Part II Other Information
Item. 1	LEGAL PROCEEDINGS	12

Item. 2	CHANGES IN SECURITIES	12

Item. 3	DEFAULTS UPON SENIOR SECURITIES	12

Item. 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	12

Item. 5	OTHER INOFRMATION	12

Item. 6	EXHIBITS AND REPORTS ON FORM 8-K	12

	SIGNATURES	13

PART I - FINANCIAL INFORMATION

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets:
Cash	$3,475	$-
Employee Advances	1,837	1,357
Total Current Assets	5,312	1,357
Fixed Assets
Automobile	1,500	1,500
Less, Accumulated Depreciation	1,500	1,356
Net Fixed Assets	-	144
Total Assets	5,312	1,501
Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$13,147	$2,415
Rent Payable	3,750	3,750
Advances From Shareholders	138,400	120,000
Other Advances	99,900	99,900
Total Current Liabilities	255,197	226,065
Stockholders' Deficit
Common stock: authorized 100,000,000 shares of $.001 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional paid in capital	490,894	490,894
Deficit accumulated during development stage	(787,285)	(761,964)
Total stockholders' deficit	(249,885)	(224,564)

Total Liabilities and Stockholders' Deficit	$5,312	$1,501

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Period Ended March 31,		December 1, 1997 (Date of Inception)
	2008	2007	To December 31, 2007
Revenue	$-	$-	$91,912
Expense	25,321	650	779,123
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	(25,321)	650	(790,739)
Other Income-interest	-	-	3,454
Loss accumulated during developing stage	$25,321	$(650)	$(787,285)
Loss per base - Basic Diluted	$-	$-	$
Average number of shares outstanding	46,676,400	46,676,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended March 31,		December 1, 1997 (Date of Inception)
	2008	2007	To March 31, 2007
CASH FLOWS FROM OPERATIONS
Net Loss	$(25,321)	$(650)	$(787,285)
Charges not requiring the outlay of cash
Depreciation and Amortization	144	36	58,116
Impairment of Licensing Agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in Assets and Liabilities
Increase in Accrued Expenses	10,732	-	15,396
Net Cash Consumed By Operating Activities	(14,445)	(614)	(588,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-		(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received			99,000
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-		70,000
Shareholder advances	17,920	-	217,920
Repayment of Shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	17,920	-	753,920
Net Change In Cash	3,475	(614)	3,475
Cash balance, beginning of period	-	1,357	-
Cash balance, end of period	$3,475	$743	$3,475

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The accompanying notes are an integral part of these financial statements.

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

COMPANY OVERVIEW

Amanasu Techno Holdings is currently in its development stage and significant risks exist with respect to its business. It acquired the exclusive, worldwide rights to a high efficiency electric motor and a high-powered magnet both of which are used in conjunction with an electrical motor scooter.

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

Products

Electric Motor Scooter (Amanasu Techno Holdings)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2008 or for the same period in 2007 and interest earned on bank deposits in 2007 period was $32. No inerest earned on bank deposits for 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2008 cash used in operating activites was $14,445, compared to $614 for the same period in 2007. The increase is due to invoice timing irregularity of of auditing fees.

Total assets as of March 31, 2008 were $5,312 representing a decrease of $1,501 from total assets of $1,501 as of December 31, 2007. Increase is due to increase of cash from Shareholders'.

The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and product promotion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3: EFFECTIVENESS OF THE REGISTRANT'S DICLOSURE CONTROLS AND PROCEDURES

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

Date: June 13, 2008

/s/ Yukinori Yoshino

Yukinori Yoshino
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer