Form 10QSB
period 2008-06-30
AMANASU TECHNOLOGIES CORP
filed 2008-08-18
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10QSB

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,506,300 as of June 30, 2008.

Transitional Small Business Disclosure Format: Yes O No X

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED June 30, 2008

Part II Other Information
Item. 1	LEGAL PROCEEDINGS	13

Item. 2	CHANGES IN SECURITIES	13

Item. 3	DEFAULTS UPON SENIOR SECURITIES	13

Item. 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	13

Item. 5	OTHER INOFRMATION	13

Item. 6	EXHIBITS AND REPORTS ON FORM 8-K	13

	SIGNATURES	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three and six months ended June 30, 2008 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three, and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets:
Cash	$3,475	$-
Employee Advances	1,837	1,357
Total Current Assets	5,312	1,357
Fixed Assets
Automobile	1,500	1,500
Less, Accumulated Depreciation	1,500	1,356
Net Fixed Assets	-	144
Total Assets	5,312	1,501
Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$13,147	$2,415
Rent Payable	3,750	3,750
Advances From Shareholders	138,400	120,000
Other Advances	99,900	99,900
Total Current Liabilities	255,197	226,065
Stockholders' Deficit
Common stock: authorized 100,000,000 shares of $.001 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional paid in capital	490,894	490,894
Deficit accumulated during development stage	(787,285)	(761,964)
Total stockholders' deficit	(249,885)	(224,564)

Total Liabilities and Stockholders' Deficit	$5,312	$1,501

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Months Period Ended June 30,		December 1, 1997 (Date of Inception)
	2008	2007	To December 31, 2007
Revenue	$-	$-	$91,912
Expense	25,321	650	779,123
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	(25,321)	650	(790,739)
Other Income-interest	-	-	3,454
Loss accumulated during developing stage	$25,321	$(650)	$(787,285)
Loss per base - Basic Diluted	$-	$-	$
Average number of shares outstanding	46,676,400	46,676,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Period Ended June 30,		December 1, 1997 (Date of Inception)
	2008	2007	To December 31, 2007
Revenue	$-	$-	$91,912
Expense	25,321	650	779,123
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	(25,321)	650	(790,739)
Other Income-interest	-	-	3,454
Loss accumulated during developing stage	$25,321	$(650)	$(787,285)
Loss per base - Basic Diluted	$-	$-	$
Average number of shares outstanding	46,676,400	46,676,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended June 30,		December 1, 1997 (Date of Inception)
	2008	2007	To June 30, 2007
CASH FLOWS FROM OPERATIONS
Net Loss	$(25,321)	$(650)	$(787,285)
Charges not requiring the outlay of cash
Depreciation and Amortization	144	36	58,116
Impairment of Licensing Agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in Assets and Liabilities
Increase in Accrued Expenses	10,732	-	15,396
Net Cash Consumed By Operating Activities	(14,445)	(614)	(588,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-		(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received			99,000
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-		70,000
Shareholder advances	17,920	-	217,920
Repayment of Shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	17,920	-	753,920
Net Change In Cash	3,475	(614)	3,475
Cash balance, beginning of period	-	1,357	-
Cash balance, end of period	$3,475	$743	$3,475

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of June 30, 2008 and for the three, and six month periods ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2008, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended June 30, 2008 or for the same period in 2007 and interest earned on bank deposits in 2007 period was $32. No inerest earned on bank deposits for 2008.

Total expenses for the three months period ended June 30, 2008 was $163 compared to $2,633 for the same period of 2007. The decrease is due to the ambiguity in timing incoming invoices, aswell as the transfer of the Amanasu Group website management, along with its cost to Amanasu Environment Corporation.The decrease is due to the company's efforts to lower cost until Seems products are approved by the FDA . The company current has reduced its cost to maintance levels.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2008 cash used in operating activites was $14,445, compared to $614 for the same period in 2007. The increase is due to invoice timing irregularity of of auditing fees.

Total assets as of June 30, 2008 were $5,312 representing a decrease of $1,501 from total assets of $1,501 as of December 31, 2007. Increase is due to increase of cash from Shareholders'.

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

Date: August 18, 2008

/s/ Yukinori Yoshino

Yukinori Yoshino
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer