Form 10KSB/A
period 2007-12-31
AMANASU TECHNOLOGIES CORP
filed 2008-09-15
CIK 1168663

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

Item 7.  Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 14 below.

Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 ("Exchange Act"). For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, and is appropriate to allow timely decisions regarding required disclosure. Our report on management's assessment of our internal control over financial reporting, as reported in our original filing on Form 10-KSB for the year ended December 31, 2007, was not prepared in the manner prescribed in Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and referenced procedures were not effective. This report is filed under the above provisions of the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's Report was not subject to attestation by the Company's public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management's Report in this Annual Report.

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

Amanasu Technologies Corporation
/s/ Yukinori Yoshino

Yukinori Yoshino	September 12, 2008

President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Atsushi Maki
September 12, 2008
Atsushi Maki
Director & Chairman

/s/ Yukinori Yoshino
September 12, 2008
Yukinori Yoshino
Director