Form 10-Q/A
period 2008-06-30
AMANASU TECHNOLOGIES CORP
filed 2008-09-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10Q

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets:
Cash	$3,475	$5,575
Employee Advances	1,837	1,837
Total Current Assets	5,312	7,412
Fixed Assets
Automobile	1,500	1,500
Less, Accumulated Depreciation	1,500	1,500
Net Fixed Assets	-	-
Total Assets	5,312	7,412
Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$22,149	$5,926
Rent Payable	3,750	3,750
Advances From Shareholders	138,400	138,400
Other Advances	99,900	99,900
Total Current Liabilities	264,199	247,976
Stockholders' Deficit
Common stock: authorized 100,000,000 shares of $.001 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional paid in capital	490,894	490,894
Deficit accumulated during development stage	(787,285)	(777,964)
Total stockholders' deficit	(249,885)	(240,564)

Total Liabilities and Stockholders' Deficit	$5,312	$7,412

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Months Period Ended June 30,		December 1, 1997 (Date of Inception)
	2008	2007	To December 31, 2007
Revenue	$-	$-	$91,912
Expense	18,323	11,640	788,125
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	(18,323)	(11,640)	(799,741)
Other Income-interest	-	-	3,454
Loss accumulated during developing stage	$(18,323)	$(11,640)	$(796,287)
Loss per base - Basic Diluted	$-	$-	$
Average number of shares outstanding	46,676,400	46,676,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Months Period Ended June 30,		December 1, 1997 (Date of Inception)
	2008	2007	To December 31, 2007
Revenue	$-	$-	$91,912
Expense	(6,998)	10,990	788,125
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	6,998	(10,990)	(790,741)
Other Income-interest	-	-	3,454
Loss accumulated during developing stage	$6,998	$(10,990)	$(796,287)
Loss per base - Basic Diluted	$-	$-	$
Average number of shares outstanding	46,676,400	46,676,400

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended June 30,		December 1, 1997 (Date of Inception)
	2008	2007	To June 30, 2007
CASH FLOWS FROM OPERATIONS
Net Loss	$(18,323)	$(11,640)	$(796,287)
Charges not requiring the outlay of cash
Depreciation and Amortization	-	72	57,972
Impairment of Licensing Agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in Assets and Liabilities
Increase in Accrued Expenses	16,223	211	25,899
Increase in Accrued Expenses	-	-	(1,837)

Net Cash Consumed By Operating Activities	(2,100)	(11,357)	(589,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-		(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received			99,000
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-		70,000
Shareholder advances	-	10,000	218,400
Repayment of Shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	17,920	10,000	754,400
Net Change In Cash	(2,100)	(1,357)	3,475
Cash balance, beginning of period	5,575	1,357	-
Cash balance, end of period	$3,475	$743	$3,475

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended June 30, 2008 or for the same period in 2007 and interest earned on bank deposits in 2007 period was nil. No inerest earned on bank deposits for 2008.

Total expenses for the three months period ended June 30, 2008 was $6,998 compared to $10,990 for the same period of 2007. The increase is due to the ambiguity in timing incoming invoices, aswell as the transfer of the Amanasu Group website management, along with its cost to Amanasu Environment Corporation.The decrease is also due to the company's efforts to lower cost until Seems products are approved by the FDA . The company current has reduced its cost to maintance levels.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2008 cash used in operating activites was $2,100, compared to $11,357 for the same period in 2007. The increase is due to invoice timing irregularity of of auditing fees.

Total assets as of June 30, 2008 were $5,312 representing a decrease of $2,100 from total assets of $7,412 as of December 31, 2007. The decrease is due principally to reduced cash.

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

Date: September 11, 2008

/s/ Yukinori Yoshino

Yukinori Yoshino
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer