Form 10-Q
period 2008-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2008-11-18
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from July 1, 2008 to September 30, 2008

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORPRATION

(Exact name of registrant as specified in its charter)

Nevada	98-0351508
(State of other jurisdiction of incorporation or organization)	(I.R.S. Eployer Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022

(Address of principal executive offices)

646-274-1274

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting copany" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all docments and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,506,300 as of November 17, 2008

Amanasu Techno Holdings Corporation
Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2008

Part I - Financial Information

Item 1. Financial Statements

General

The Company's unaudited financial statements for the nine and three months ended September 30, 2008 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine, and three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

Amanasu Techno Holdings Corporation
(A Development Stage Company)
Balance Sheets
September 30, 2008, December 31, 2007
Unaudited

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets:
Cash	$1,264	$5,575
Employee Advances	1,837	1,837
Total Current Assets	$3,101	$7,412
Fixed Assets:
Automobile	1,500	1,500
Less, Accumulated Depreciation	1,500	1,500
Net Fixed Assets	-	-
Total Assets	$3,101	$7,412

Liabilities and Stockholder's Deficit
Current Liabilities:
Accrued Expenses	$11,800	$5,926
Rent Payable	3,750	3,750
Advances From Shareholders	138,400	138,400
Other Advances	99,900	99,900
Total Current Liabilities	253,850	247,976

Stockholder's Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional paid in capital	490,894	490.894
Deficit Accumulated During Development Stage	(788,149)	(777,964)

Total Stockholder's Defcit	(250,749)	(240,564)

Total Liabilities and Stockholders' Deficit	$3,101	$7,412
The accompanying notes are an integral part of these financial statements.

Amanasu Techno Holdings Corporation
(A Development Stage Company)
Statements of Operations and Deficit
Accumulated During Development
Unaudited

	For the Nine Months Ended
	September 31, 2008	September 31, 2007	December 1, 1997(Date of Inception) To September 30, 2008
Revenue	$-	$-	$91,912
Expenses	10,184	11,803	779,987
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	(10,184)	(11,803)	(791,603)
Other Income-interest	-	-	3,454
Loss accumulated during development stage	(10,184)	(11,803)	(788,149)
Loss per share - Basic and Diluted	-	-
Average number of shares outstanding	46,676,400	46,676,400
The accompanying notes are an integral part of these financial statements.

Amanasu Techno Holdings Corporation
(A Development Stage Company)
Statements of Operations and Deficit
Accumulated During Development
Unaudited

	For the Three Months Ended
	September 31, 2008	September 31, 2007	December 1, 1997(Date of Inception) To September 30, 2008
Revenue	$-	$-	$91,912
Expenses	(8,139)	163	779,987
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	8,139	(163)	(791,603)
Other Income-interest	-	-	3,454
Loss accumulated during development stage	8,139	(163)	(788,149)
Loss per share - Basic and Diluted	-	-
Average number of shares outstanding	46,676,400	46,676,400
The accompanying notes are an integral part of these financial statements.

Amanasu Techno Holdings Corporation
(A Development Stage Company)
Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 31, 2008	September 31, 2007	December 1, 1997(Date of Inception) To September 30, 2008
Cashflows From Operating Activities
Net Loss - Adjustments to reconcile net loss to net cash consumed by operating activities	$(10,184)	$(11,803)	$(788,149)
Charges not requiring the outlay of cash
Depreciation and amortization	-	108	57,972
Impairment of Licensing Agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities:
Increase in accrued expenses	5,873	211	15,550
Increase in employee advances	-	-	(1,837)

Net Cash Consumed By Operating Activities	(4,311)	(11,484)	(591,636)

Cashflows From Investing Activities
Purchase of Automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-		(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

Cashflows From Financing Activities
Advance recieved			99,900
Issuance of common stock to investors	-	-	446,100
Shareholders desposits for common stock	-		70,000
Shareholders advances	-	10,400	218,400
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliates	-	-	200,000
Repayment of advances from affilate	-	-	(200,000)
Net Cash Provided By Financing Activities	-	10,400	754,400
Net Change In Cash	(4,311)	(1,084)	1,264
Cash balance, beginning of period	5,575	1,357	-
Cash balance, end of period	$1,264	$273	$1,264
The accompanying notes are an integral part of these financial statements.

Amanasu Techno Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Techno Holdings Corporation ("the Company") as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2008, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement SAFE HARBOR

This Form 10Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors , and other risks identified in a companies' annual report on Form 10-K/KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

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

Results of Operations

The Company did not generate any revenues for the three months ended September 30, 2008 or for the same period in 2007 and interest earned on bank deposits in 2007 period was nil. No inerest earned on bank deposits for 2008.

Total expenses for the three months period ended September 30, 2008 was $8,139 compared to $163 for the same period of 2007. The increase is due to the ambiguity in timing incoming invoices, aswell as the transfer of the Amanasu Group website management, along with its cost to Amanasu Environment Corporation.The decrease is also due to the company's efforts to lower cost until Seems products are approved by the FDA . The company current has reduced its cost to maintance levels.

Liquidity and Capital Resources

Off-Balance Sheet Arranagements

The Company has no off-balance sheet arrangements.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10Q. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

(i) this quarterly report on Form 10 Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10 Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 Q.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's and Chief Accounting Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).
Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.
Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Techno Holdings Corporation

Date: November 18, 2008

/s/ Yukinori Yoshino

Yukinori Yoshino
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer