Form 10-K
period 2008-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2009-04-13
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORPRATION

(Exact name of registrant as specified in its charter)

Nevada	98-0351508
(State of other jurisdiction of incorporation or organization)	(I.R.S. Eployer Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022

(Address of principal executive offices)

646-274-1274

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	OTC-BB

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any aadmendment to this Form 10-K.

Yes	No	X

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,506,300 as of March 31, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include forward looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Item 1A. Risk Factors") are disclosed below in the Item 1A. Risk Factors section a nd elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Part I

Item 1. Business

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

Current

As of the the fiscal year ending December 31, 2008, Amanasu Techno Holdings Corporation (herein after the "Company"), plans to acquire Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name to manufacture and market 2 technologies of which the Company believes has great market potential.

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently in the initial stages of negotiations for a distribution contract, and expects results by the end of the first quarter in 2009 (ending March 31, 2009); however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

The second technology is a automated human waste collection and cleaning machine "Heartlet", developed by Nanomax Corporation in Japan. The Heartlet is a machine used in retirement homes, hospitals, and even in private residences. The Heartlet allows the patient maximum comfort. The Heartlet lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company is currently in the initial stages of negotiations for a distribution contract and/or Marketing and Manufacturing RIghts, and expects results by the end of the second quarter 2009 (ending June 30, 2009); however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

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

Employees.

As of December 31, 2008, the Company has no full time employees.

Item 1A. Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.01 and $2.00 per share since that date. As of March 31, 2008 there were 51 registered holders of record of our common stock.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2008
Common stock price per share:
High	$0.14	$0.04	$0.03	$0.02	$0.14
Low	$0.04	$0.02	$0.01	$0.02	$0.01
Fiscal Year 2007
Common stock price per share
High	$0.14	$0.05	$0.04	$0.64	$0.64
Low	$0.06	$0.05	$0.03	$0.12	$0.03

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

Recent Sales Of Unregistered Securities

None

Item 6. Selected Financial Data

N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Company Overview

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, and conducting preliminary marketing efforts.

Plan Of Operations

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

As of the the fiscal year ending December 31, 2008, Amanasu Techno Holdings Corporation (herein after the "Company"), plans to acquire Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name to manufacture and market 2 technologies of which the Company believes has great market potential.

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently in the initial stages of negotiations for a distribution contract, and expects results by the end of the first quarter in 2009 (ending March 31, 2009); however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

The second technology is a automated human waste collection and cleaning machine "Heartlet", developed by Nanomax Corporation in Japan. The Heartlet is a machine used in retirement homes, hospitals, and even in private residences. The Heartlet allows the patient maximum comfort. The Heartlet lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company is currently in the initial stages of negotiations for a distribution contract and/or Marketing and Manufacturing RIghts, and expects results by the end of the second quarter 2009 (ending June 30, 2009); however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

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

Results of Operations

During the fiscal 2008 and 2007, the Company spent $-0- and $-0- respectively on research and development.

Total assets as of December 31, 2008 were $1,877, representing a decrease of $5,535 from total assets of $7,412 as of December 31, 2007. The decrease in cash, which was used for professional services, was the primary factor in the decrease during fiscal 2008.

Total Current Liabilities increased to $14,054 in 2008 as compared to $5,926 in 2007. The increase is primarily to do increased Accrued Expenses.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Techno Holdings Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and deficit accumulated during development stage, consolidated changes in stockholders' equity, and consolidated cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Amanasu Techno Holdings Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2008, the Company had a working capital deficiency of $254,527 as well as an accumulated deficit of $791,927. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
March 17, 2009
Wayne, New Jersey

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$1,877	$5,575
Employee Advance	-	1,837
Total Current Assets	1,877	7,412

Fixed Assets
Automobile	-	1,500
Less, Accumulated Depreciation	-	1,500
Net Fixed Assets	-	-
Total Assets	$1,877	$7,412

Liabilities & Stockholders' Deficit
Current Liabilities
Accrued Expenses	$14,054	$5,926
Rent Payable	3,750	3,750
Advances From Shareholders	138,700	138,400
Other Advance	99,900	99,900

Total Current Liabilities	256,404	247,976

Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional Paid In Capital	490,894	490,894
Deficit accumulated during development stage	(791,927)	(777,964)

Total Stockholders' Deficit	(254,527)	(240,564)

Total Liabilities and Stockholders' Deficit	1,877	7,412
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2008	Year 2007	December 1, 1997 (Date of Inception) to December 31, 2008
Revenue	$-	$-	$91,912
Expenses	12,699	14,979	781,479
Impairment Charge - write down of licensing agreement	-	-	103,528
Operating Loss	(12,699)	(14,979)	(793,095)
Other Income	-	-	3,454
Interest Expense	(1,264)	(1,022)	(2,286)
Loss accumulated during development stage	$(13,963)	$(16,001)	$(791,927)
Loss per share - Basic and Diluted	$-	$-
Average number of shares outstanding	46,506,300	46,506,300
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period Ended December 1, 1997(Date of Inception) to December 31, 2008

	Common Stock		Additional Paid In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance December 1, 1997, at inception of development stage	3,000,000	$3,000	$(1,600)	$(1,300)	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000		400,000
Shares issued during 2001, to investors	36,400	36	45,964		46,000
Net loss of 2001				(39,459)	(39,459)
Shares issued during 2002, for services	50,000	50	4,950		5,000
Net loss of 2002				(190,138)	(190,138)
Shares issued during 2003, for services	150,000	150	14,850		15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930		70,000
Shares canceled during 2003	(150,100)	(150)	150		-
Net loss 2003				(278,798)	(278,798)
Net loss 2004				(21,704)	(21,704)
Net loss 2005				(87,059)	(87,059)
Net loss 2006				(143,505)	(143,505)
Balance, December 31, 2006	46,506,300	46,506	490,894	(791,963)	(224,563)
Net loss 2007				(16,001)	(16,001)
Balance, December 31, 2007	46,506,300	46,506	490,894	(777,964)	(240,564)
Net loss 2008				(13,963)	(13,963)
Balance, December 31, 2008	46,506,300	46,506	490,894	(791,927)	(254,527)
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
and
For the Period December 1, 1997 to December 31, 2008

	Year 2008	Year 2007	December 1, 1997 (Date of Inception) To December 31,2008
CASH FLOWS FROM OPERATIONS:
Net loss	$(13,963)	$(16,001)	$(791,927)
Adjustments required to reconcile net loss to cash consumed by operation activities: Charges not requiring outlay of cash:
Depreciation and Amortization	-	144	57,972
Impairment of Licensing Agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilties
Increased in accrued expenses	8,128	3,512	14,054
Increase in rent payable	-	-	3,750
Decrease (increase) in advance to employee	1,837	(1,837)	-
Net Cash Consumed By Operating Activities	(3,998)	(14,182)	(591,323)

CASHFLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASHFLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	300	18,400	218,700
Repayment of Shareholder advances	-	-	(80,000)
Advances From Affiliates	-	-	200,000
Repayment of advances from affilates	-	-	(200,000)

Net Cash Provided By Financing Activities	300	18,400	754,700

Net Change In Cash	(3,698)	4,218	1,877
Cash balance, beginning of period	5,575	1,357	-
Cash balance, end of period	1,877	5,575	1,877
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, to Supreme Group International, Inc. on December 24, 2000, and to Amanasu Technologies Corporation on May 30, 2001. The present name was adopted October 16, 2007.

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive and, through December 31, 2008, has had no transactions.

Business

The Company acquired worldwide licensing rights for certain patented magnetic and power generating technology. Until 2006, it was the intention of the Company to license these rights for use by others. The Company continues to pursue such licensing opportunities, but its primary efforts are now directed at other opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting

The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2008, the Company has been in the development stage and, until 2007, all its efforts had been devoted to obtaining worldwide licensing rights to technology, which is described above, and planning for marketing its products. Beginning in 2007 the Company has pursued other opportunities.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2008, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

4. RELATED PARTY TRANSACTIONS

During the year 2006, the principal Company shareholder advanced $110,000 and a company controlled by the principal shareholder advanced $10,000. In 2007, the secretary of the Company made advances which totaled $18,400, and in 2008 she advanced an additional $300. The $110,000 advance does not require interest; the other advances bear interest at 4.45%. All of these advances are due on demand.

The Company had a contractual arrangement for administrative services with Lina Lei of the corporation. This arrangement was terminated during 2006.

5. OTHER ADVANCES

During the year 2006, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but has not demanded a refund.

6. EXPENSES

Expenses consist primarily of professional fees ($10,188), transfer agent fees ($2,100), and filing fees ($410).

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

7. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $789,999 at December 31, 2008. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2021 through 2028.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2008 by $4,094, the result of adding the potential benefit of 2008 losses.

Deferred Tax Assets	$118,500
Valuation Allowance	118,500
Balance Recognized	$-

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.

8. RENTALS UNDER OPERATING LEASES

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This arrangement is on a month to month basis. There was no rent expense incurred in 2008 or 2007.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either 2008 or 2007.

10. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

11. CONTINGENCY

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company, were named as defendants. The lawsuit was settled in May 2007. Under the terms of the settlement, the Company, its affiliate, and the officer were obligated to pay $260,000 in monthly installments of $10,000 each. Thusfar, payments totaling $220,000 have been made against this obligation. Management does not expect further payment to be required. The Company has not made any of these payments, and management does not expect that any payments will be required from the Company.

12. SUBSEQUENT EVENTS

In February 2009, the Company entered into a contract to acquire 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition is to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. The Company expects a closing of this transaction during April 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2008, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Changes in internal controls over financial reporting.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 9A (T). Controls and Procedures

None.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
Atsushi Maki	60	Chairman, Director
Lina Lei	47	Secretary, Treasurer
Yukinori Yoshino	44	President, and Chief Financial Officer

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

Lina Lei has been the Secretary of the Company since 2001. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past seven years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Techno Holdings Corporation.

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain benficial Owners and Management and Related Stockholder Matters

The following table will identify, as of March 31, 2009, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,506,300 shares of common stock of the Company which are issued and outstanding as of March 31, 2009. The address for each individual below is 115 East 57th Street New York, NY 10022 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	75.3%
Common Stock	Atsushi Maki(3)	40,373,700	86.8%
Common Stock	Lina Lei(4)	40,373,700	86.8%
Common Stock	Officers and Directors, as a group (3 persons)	40,373,700	86.8%
  (1) "Beneficial ownership"means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
  (2) Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.
  (3) Includes 4,873,700 shares of common stock held individually by Mr. Maki, 35,000,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.
  (4) Includes 500,000 shares of common stock held individually by Ms. Lei, and 39,873,700 shares of common stock beneficially owned by Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We enter into indemnification agreements with each of the members of our Board of Directors at the time they join the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

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

The Company shares office space in Vancouver, New York and Tokyo offices with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by Atsushi Maki, a director of the he Company (See "Part I - Item 2 Properties").

Item 14. Principal Accounting Fees and Services

  Audit Fees during 2008 and 2007 were $6790.00 and $6775.00 respectively.
  Audit Related Fees during 2008 and 2007 were $3,750.00 and $3,255.00 respectively.
  Caption Tax Fees during 2008 and 2007 were $690.00 and $675.00 respectively.
  All Other Fees during 2008 and 2007 were $0.00 and $0.00 respectively.
  N/A
  (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
  Not greater than 50% for 2008 and 2007.
  If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Part IV

Item 15. Exhibits Financial Statement Schedules

  Financial Statements and Schedules
  The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
  Exhibit Listing
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
    Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Amanasu Techno Holdings Corporation

Date: April 13, 2009

/s/ Yukinori Yoshino

Yukinori Yoshino
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer