Form 10-Q
period 2009-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2009-05-19
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of May 19, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE PERIOD ENDED March 31, 2009

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$1,877	$1,877
Total Current Assets	1,877	1,877
Total Assets	$1,877	$1,877

Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$15,500	$14,054
Rent Payable	3,750	3,750
Advances From Shareholders	138,700	138,700
Other Advances	99,900	99,900
Total Current Liabilities	257,850	256,404
Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $0.01 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional Paid In Capital	490,894	490,894
Deficit accumulated during development stage	(793,373)	(791,927)
Total stockholders' deficit	(255,973)	(254,527)

Total Liabilities and Stockholders' Deficit	$1,877	$1,877
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended March 31,		December 1, 1997 (Date of Inception)
	2009	2008	To March 31, 2009
Revenue	$-	$-	$91,912
Expenses	1,446	25,321	(782,925)
Impairment Charge - write down of licensing agreement	-	-	(103,528)
Operating Loss	(1,446)	(25,321)	(794,541)
Other Income-interest	-	-	3,454
Interest expense	-	-	(2,286)
Loss accumulated during developing stage	(1,446)	(25,321)	(793,373)
Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended March 31,		December 1, 1997 (Date of Inception)
	2009	2008	To March 31, 2009
CASH FLOWS FROM OPERATIONS
Net Loss	$(1,446)	$(25,321)	$(793,373)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash
Depreciation and amortization	-	144	57,972
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities
Increase in accrued expenses	1,446	10,732	15,500
Increase in rent payable	-	-	3,750
Net Cash Consumed By Operating Activities	-	(14,445)	(591,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	-	17,920	218,700
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	-	17,920	754,700
Net Change In Cash	-	3,475	1,877
Cash balance, beginning of period	1,877	-	-
Cash balance, end of period	$1,877	$3,475	$1,877
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2009, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

3. SUBSEQUENT EVENTS

In February 2009, the Company entered into a contract to acquire 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company Shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. This transaction closed in April 2009.

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

COMPANY OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business (see "Cautionary Statements" below). The Company received the exclusive, worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to Amanasu Technologies Corporation (the name of the company at the time), and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

As of April 27, 2009, the Company acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. Amanasu Water Corporation was then renamed to Amanasu Support Corporation. Amanasu Support Corporation plans to sell and manufacture the "Heartlet" automatic human waste disposal unit. Amanasu Support is in the final negotiations for global manufacturing and sales rights.

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

As of the the fiscal year ending December 31, 2008, Amanasu Techno Holdings Corporation (herein after the "Company"), planned to acquire Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name to manufacture and market 2 technologies of which the Company believes has great market potential. And on April 27, 2009 the agreement was signed and executed.

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

FINANCIAL RESULTS

The Company did not generate any revenues for the three months ended March 31, 2009 or for the same period in 2008 and interest earned on bank deposits in 2008 period was nil. No inerest earned on bank deposits for 2009.

Total expenses for the three months period ended March 31, 2009 was $1,146 compared to $25,321 for the same period of 2008. The decrease is due primarily to irregularity in professional fee invoicing.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above under Plan of operation, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $1,120,000 for the next 12 months. This amount is comprised of the following estimated costs; $375,000 in annual salaries for office personnel and consultants, $375,000 for rent, $150,000 for professional fees and $220,000 for miscellaneous expenses. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need to issue and sell shares to gain capital for operations.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10Q. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

(i) this quarterly report on Form 10 Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 Q, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10 Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 Q.

Item 4T. Controls and Procedures

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

Amanasu Techno Holdings Corporation

Date: May 19, 2009

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer