Form 10-Q/A
period 2009-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2009-06-09
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
QUARTERLY REPORT ON FORM 10-Q
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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$1,877	$1,877
Total Current Assets	1,877	1,877
Total Assets	$1,877	$1,877

Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$15,500	$14,054
Rent Payable	3,750	3,750
Advances From Shareholders	138,700	138,700
Other Advances	99,900	99,900
Total Current Liabilities	257,850	256,404
Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $0.001 par value; 46,506,300 issued and outstanding	46,506	46,506
Additional Paid In Capital	490,894	490,894
Deficit accumulated during development stage	(793,373)	(791,927)
Total stockholders' deficit	(255,973)	(254,527)

Total Liabilities and Stockholders' Deficit	$1,877	$1,877
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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2009 and 2008 and for the three month periods ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

3. SUBSEQUENT EVENTS

In February 2009, the Company entered into a contract to acquire 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company Sshareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. This transaction closed in April 2009.

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

Date: June 8, 2009

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer