Form 10-K/A
period 2008-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2009-07-06
CIK 1168663

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

Please note the consolidated financial statements for the fiscal year ending December 31, 2008 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $254,527 as well as an accumulated deficit of $791,927. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

12. SUBSEQUENT EVENTS

In February 2009, the Company entered into a contract to acquire 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition is to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. At March 31, 2009, Water had assets of $172 and liabilities which totaled $66,977. It had no revenue during the year 2008 and expenses that totaled $91,172. It had no revenue or expenses during the three month period ended March 31, 2009. Thus, it sustained a net loss during the year 2008 of $91,172. The Company expects a closing of this transaction during April 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our report on management's assessment of our internal control over financial reporting, as reported in our original filing on Form 10-K for the year ended December 31, 2007, was not prepared in the manner prescribed in Rule 13a-15. We have implemented the required processes and compensatory controls to minimize the risk of any recurrence and we will continue to develop processes that will be necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2007.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

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