Form 10-Q/A
period 2008-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2009-07-06
CIK 1168663

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2008.

The consolidated financial statements for the quarter March 31, 2009 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $255,973 as well as an accumulated deficit of $793,373. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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