Form 10-Q
period 2009-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2009-08-19
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of August 19, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE PERIOD ENDED June 30, 2009

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month period ended June 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$1,918	$1,877
Total Current Assets	1,918	1,877
Other Assets
License agreement, net of accumulated amortization of $8,722	514,578	-
Total Other Assets	514,578	-
Total Assets	$516,496	$1,877

Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$19,703	$14,054
Rent Payable	3,750	3,750
Advances From Shareholders	141,944	138,700
Other Advances	99,900	99,000
License Fee Payable	366,310	-
Other Current Liabilities	224,403	-
Total Current Liabilities	856,010	256,404
Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $0.001 par value; 46,506,300 issued and outstanding	48,506	46,606
Additional Paid In Capital	490,894	490,894
Deficit accumulated during development stage	(878,921)	(791,927)
Other Comprehensive Income	7	-
Total Stockholders' Deficit	(339,514)	(254,527)

Total Liabilities and Stockholders' Deficit	$516,496	$1,877
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For The Six Month Periods Ended June 30
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To June 30, 2009
Revenue	$-	$-	$91,912
Expenses	(15,310)	(18,323)	(796,789)
Impairment Charge - write down of licensing agreement	-	-	(103,528)
Impairment Charge - write down of investment	(70,024)	-	(70,024)
Operating Loss	(85,334)	(18,323)	(878,429)
Other Income-interest	-	-	3,454
Interest expense	1,660	-	(3,946)
Loss cccumulated during developing stage	(86,994)	(18,323)	(878,921)
Other comprehensive income	7	-	7
Total comprehensive income	$86,987	$18,323	(878,914)
Loss per share - Basic and Diluted	$-	$-	(878,914)
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For The Three Month Periods Ended June 30
(Unaudited)

	Three Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To June 30, 2009
Revenue	$-	$-	$91.912
Expenses	(13,864)	(6,998)
Impairment Charge - write down of licensing agreement	-	-
Impairment Charge - write down of investment	(70,024)	-
Operating Loss	(83,888)	(6,998)	(878,429)
Other Income-interest	-	-	3,454
Interest expense	(1,660)	-	(3,946)
Loss accumulated during developing stage	(85,548)	(6,998)	(878,921)
Other comprehensive income	7	-	7
Total comprehensive income	$(85,541)	$(6,998)	(878,914)
Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Sixth Month Periods Ended June 30
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To June 30, 2009
CASH FLOWS FROM OPERATIONS
Net Loss	$(86,994)	$(18,323)	$(878,921)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash
Depreciation and amortization	8,722	-	66,694
Impairment of licensing agreement	-	-	103,528
Impairment of investment	70,024	-	70,024
Common stock issued for services	-	-	21,300
Changes in assets and liabilities
Increase in accrued expenses	3,764	16,223	17,818
Increase in rent payable	-	-	3,750
Increase in other current liabilities	1,099	-	1,099
Net Cash Consumed By Operating Activities	(3,385)	(2,100)	(594,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	(156,990)	-	(316,990)
Cash acquired in acquisition	182	-	182
Net Cash Consumed By Investing Activities	(156,808)	-	(318,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	446,100
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	3,244	-	221,944
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Borrowing to finance acquisition of licensing agreement	156,990	-	156,990
Net Cash Provided By Financing Activities	160,234	-	914,934
Net Change In Cash	41	(2,100)	1,918
Cash balance, beginning of period	1,877	5,575	-
Cash balance, end of period	$1,918	$3,475	$1,918
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2009 and 2008 and for the six month periods ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

2. GOING CONCERN UNVERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2009, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisitions and joint ventures.

3. ACQUISITION

On April 27, 2009, the Company acquired 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was 200,000 shares of Company common stock. The stock was valued at its current trading price. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. Shortly after this acquisition, the fair market value of Water was appraised and impairment was found. An impairment charge of $70,024 resulted.

Simultaneously with the acquisition of Water, its name was changed to Amanasu Support Corporation.

4. ACQUISITION OF LICENSING RIGHTS

On April 27, 2009, the Company acquired licensing rights to a process entitled "Heartlet", an automatic personal waste disposal unit. Consideration for this acquisition was $523,300 and options to buy 1,000,000 shares of Company common stock (see Note 5). Of the total purchase price, $156,990 was paid at closing, and the $366,310 balance was due June 30, 2009. The $156,990 was financed by a non interest bearing demand loan. The $366,310 was not paid on the scheduled due date and management is attempting to negotiate a change in this arrangement. In addition to the license purchase price, the agreement requires royalty payments based on manufacturing cost, as follows: 3% in the first year and 1% thereafter. The licensor is in the process of applying for a patent for the licensed process.

5. SUBSEQUENT EVENTS

On May 11, 2009, the Company issued options to purchase 1,000,000 shares of Company common stock as compensation for services connected with the acquisition of licensing rights (see Note 4). These options can be exercised any time up to May 10, 2019 at a price of $.05. These options were found to have no value, as calculated using a Black Shoules valuation model.

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

As of the the fiscal year ending December 31, 2008, Amanasu Techno Holdings Corporation (herein after the "Company"), planned to acquire Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name to manufacture and market 2 technologies of which the Company believes has great market potential. Amanasu Water Corporation was renamed to Amanasu Support Corporation.

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes.Amanasu Support Corporation entered into an agreement during the fiscal quarter ending June 30, 2009, and has obtained a global sales and manufacturing license for the Biomonitec Glaze, and being marketing of the Biomonitec Glaze within the Japanese market.

The second technology is a automated human waste collection and cleaning system "Heartlet", developed by Nanomax Corporation in Japan. The Heartlet is a machine used in retirement homes, hospitals, and even in private residences. The Heartlet allows the patient maximum comfort. The Heartlet lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. Amanasu Support Corporation entered into an agreement with BeMax Corporation of Japan for an exclusive license to the "Heartlet". The Company will be assisting Amanasu Support Corporation sales and manufacturing of the Heartlet in North America, while Amanasu Support will be concentrating its efforts on the Japanese market.

The Company will also be putting effort towards capital raising to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target in the next two years is to raise $30,000,000.

FINANCIAL RESULTS

The Company did not generate any revenues for the three months ended June 30, 2009 or for the same period in 2008 and interest earned on bank deposits in 2008 period was nil. No inerest earned on bank deposits for 2009.

Impairment Charge - write down of investment increased by $70,024 for the three months period ended June 30, 2009 compared to the same period in 2008, due to the acquisition of Amanasu Water Corporation (renamed to Amanasu Support Corporation) from Amanasu Environment Corporation, which had a negative book value.

Total Assets for the three months period ended June 30, 2009 was $516,496, compared to 1,877 for the same period of 2008. The increase is due to a license agreement made by Amanasu Support Corporation with BeMax Corporation of Japan for the "Heartlet" automatic human waste disposal system on April 27, 2009.

Total expenses for the three months period ended June 30, 2009 was $13,864 compared to $6,998 for the same period of 2008. The increase is due primarily to irregularity in professional fee invoicing.

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

Amanasu Techno Holdings Corporation

Date: August 19, 2009

By: /s/ Atsushi Maki
Atsushi Maki
Chairman and Chief Executive Officer

By: /s/ Lina Lei
Lina Lei
Chief Financial Officer