Form 10-K/A
period 2008-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2009-11-23
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The second technology is a automated personal waste collection and cleaning machine "Heartlet", developed by Nanomax Corporation in Japan. The Heartlet is a machine used in retirement homes, hospitals, and even in private residences. The Heartlet allows the patient maximum comfort. The Heartlet lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company is currently in the initial stages of negotiations for a distribution contract and/or Marketing and Manufacturing RIghts, and expects results by the end of the second quarter 2009 (ending June 30, 2009); however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

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

Further marketing research was carried out comparing current electric scooters on the market and Evader's scooters. The research concluded that further refinement in several areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The research also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company's product effectively competes in the Japanese market. The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company has decided to discontinue business relations with Evader, and abandon the electric scooter project; however, the Company still holds the related patents.

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

With uncertainty in the amount of time taken to obtain approval from the FDA for various technologies by Seems Inc, the Company decided to begin a new project in the Food/Beverage industry, specifically Franchise management under the new leadership of Yukinori Yoshino, who was appointed President of the Company as of October 16th, 2007; however, due to personal reasons unrelated to the Company, Mr. Yoshino stepped down as Presdient as of May 11, 2009, with the Chairman Mr. Atsushi Maki assuming the position of Chief Executive Officer.

The Chairman Mr. Maki's goal for the next 2 years is to enter into the NASDAQ global market.

Employees.

As of December 31, 2008, the Company has no full time employees.

Item 1A. Risk Factors

Developmental Stage Company. The Company was incorporated on February 22, 1999, and is a development stage company. Presently,the Company is in the initial stages of licensing the necessary patents/technologies in order obtain exlcusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes)from NMG Inc. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Need For Additional Capital. The Company will require additional capital to meet its ongoing operating requirements. Once the Haruka technology has been established in eastern Asia, the company plans to market the product in North America which will require FDA, and Health Canada approval. Even though the initial market approval is not capital intensive, additional pre-market approvals are. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding, however, is negotiating with potential partners to acquire funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company and its ability to develop and commercial sell the products.

Ability To Develop Commercial Product.The majority of the Company's partners reside in Japan, and with that, the Company must pass through different government regulatory departments. The Company's upcoming Haruka product to the United States will require FDA Pre-market approval in order to maximize the Company's ability to market. FDA approval is required due to the nature of the Haruka product, which are considered medical devices in the United States. Certain principal marketing statements may also require FDA approval; however, will not be used in the initial sale stages.

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

Management. The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's Chairman and Chief Executive Officer. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

Control Exercised By Management. As of March 15, 2005 (and still remains so as of November 23, 2009), the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

The second technology is a automated personal waste collection and cleaning machine "Heartlet", developed by Nanomax Corporation in Japan. The Heartlet is a machine used in retirement homes, hospitals, and even in private residences. The Heartlet allows the patient maximum comfort. The Heartlet lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company is currently in the initial stages of negotiations for a distribution contract and/or Marketing and Manufacturing RIghts, and expects results by the end of the second quarter 2009 (ending June 30, 2009); however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

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

5. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but has not demanded a refund. The Company intends to repay the $99,900 during 2009.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our report on management's assessment of our internal control over financial reporting, as reported in our original filing on Form 10-K for the year ended December 31, 2008, was not prepared in the manner prescribed in Rule 13a-15. We have implemented the required processes and compensatory controls to minimize the risk of any recurrence and we will continue to develop processes that will be necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2008.

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

Date: November 23, 2009

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer