Form 10-Q/A
period 2009-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2009-11-23
CIK 1168663

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of November 5, 2009.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$1,918	$2,173
Total Current Assets	1,918	2,173
Other Assets
License agreement, net of accumulated amortization of $8,722	156,990	-
Total Other Assets	156,990	-
Total Assets	$158,908	$2,173

Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$19,703	$16,156
Rent Payable	3,750	3,750
Advances From Shareholders	141,944	138,700
Other Advances	99,900	99,000
Other Current Liabilities	224,403	70,103
Non controlling Interest	439	-
Total Current Liabilities	489,701	328,609
Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $0.001 par value; 46,506,300 issued and outstanding	48,506	46,506
Additional Paid In Capital	744,502	746,502
Deficit accumulated during development stage	(1,121,121))	(1,112,875)
Other Comprehensive Income	(2,680)	(6,569)
Total Stockholders' Deficit	(330,793)	(326,436)

Total Liabilities and Stockholders' Deficit	$158,908	$2,173
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For The Six Month Periods Ended June 30
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To June 30, 2009
Revenue	$-	$-	$124,474
Cost of goods sold	-	-	(23,980)
Gross Profit	-	-	100,494
Expenses	(6,585)	(26,951)	(1,119,031)
Impairment charge - write down of licensing agreement	-	-	(103,528)
Operating Loss	(6,585)	(26,951)	(1,122,065)
Interest income	-	1	3,530
Other income			96
Interest expense	(1,660)	-	(2,682)
Loss accumulated during developing stage	(8,245)	(26,950)	(1,121,121)
Other comprehensive income (loss)	$3,893	$1,646	(2,677)
Total comprehensive income (loss)	$(4,356)	$(25,304)	(1,132,595)
Loss per share - basic and diluted	$-	$-
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For The Three Month Periods Ended June 30
(Unaudited)

	Three Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To June 30, 2009
Revenue	$-	$-	$124,474
Cost of goods sold	-	-	(23,980)
Gross Profit			100,494
Expense	(6,585)	4,068	(1,119,031)
Impairment charge - write down of licensing agreement	-	-	(103,528)
Operating loss	(6,585)	4,068	(1,122,065)
Interest Income	-	-	3,530
Other Income			96
Interest Income	(1,660)	-	(2,682)
Loss accumulated during developing stage	(8,245)	4,068	(1,121,121)
Other comprehensive income	3,889	(1,318)	(2,676)
Total comprehensive income	$(4,356)	$2,750	(1,132,595)
Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Sixth Month Periods Ended June 30
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To June 30, 2009
CASH FLOWS FROM OPERATIONS
Net Loss	$(8,245)	$(26,950)	$(1,121,121)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash
Depreciation and amortization	-	-	57,969
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities
Increase in accrued expenses	3,548	14,706	19,703
Decrease in other current liabilities	(2,690)	(4,839)	67,413
Increase in accounts receivables	-	(1,739)
Increase in accounts payable	-	18,838
Increase in rent payable	-	-	3,750
Net Cash Consumed By Operating Activities	(7,387)	16	(847,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	(156,990)	-	(316,990)
Net Cash Consumed By Investing Activities	(156,990)	-	(318,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	3,244	-	221,944
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Borrowing to finance acquisition of licensing agreement	156,990	-	156,990
Net Cash Provided By Financing Activities	160,234	-	1,170,542
Effect on cash of exchange rate changes	(4,143)	(2,587)	(2,676)
Net Change In Cash	3,888	(2,571)	1,918
Cash balance, beginning of period	2,173	6,471	-
Cash balance, end of period	$1,918	$3,900	$1,918
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

2. RESTATEMENTS

On September 10, 2009, the Company determined that a restatement of its financial statements for the quarter ended June 30, 2009 was necessary to properly report the acquisition on April 27, 2009 of Amanasu Water Corporation. This acquisition was not previously reported as an acquisition from a corporation under common control with the Company. Such an acquisition is reported differently, under the provisions of Statement No. 141R of the Financial Accounting Standards Board, "Business Combinations", than an acquisition from an unrelated corporation.

The effects of these restatements on the financial statements previously issued are presented below. An acquisition under common control is accounted for in a manner similar to a pooling of interests, wherein the asset, liability, equity and operating accounts of the acquired company are combined with those of the acquiring company as though they had always been one company. In contrast, the original filing reported this acquisition as though it was from an unrelated company. An acquisition from an unrelated company is accounted for as a purchase, in which the assets and liabilities are valued at fair market values at the date of the acquisition and the statements of operations and cash flows are combined only after the date of acquisition.

RESTATEMENT FOOTNOTE
AMANASU TECHNO HOLDINGS
JUNE 30, 2009

BALANCE SHEET DECEMBER 31,2008

	Previously Reported	Adjustments	As Restated
Cash	$1,877	$296	$2,173
Total Assets	$1,877	$296	$2,173
Accrued expenses	$14,054	$2,102	$16,156
Other current liabilities		70,103	70,103
Current liabilities	256,404	72,205	328,609
Additional paid in capital	490,894	255,608	746,502
deficit accumulated during development stage	(791,927)	(320,948)	(1,112,875)
Comprehensive loss		(6,569)	(6,569)
Total stockholder' deficit	(254,527)	(71,909)	(326,436)
Total Liabilities and Stockholders' Deficit	$1,877	$296	$2,173

Statement Of Operations
Six Months Ended June 30, 2009

	Previously Reported	Adjustments	As Restated
Impairment charge	$(70,024)	$70,024(A)	$-
Operating loss	(85,334)	70,024	(15,310)
Loss accumulated during development stage	(86,994)	70,024	(16,970)
Other comprehensive income (loss)	7	3,886	3,893
Total comprehensive loss	$(86,987)	$73,910	$13,077

Statement of Operations
Three Months Ended June 30, 2009

	Previously Reported	Adjustments	As Restated
Expenses	$(13,864)	$(1,341)	$(15,205)
Impairment charge	(70,024)	70,024 (A)	-
Operating loss	(83,888)	68,683	(15,205)
Interest expense	(1,660)	1,341	(319)
Loss accumulated during development stage	(85,548)	70,024	(15,524)
Other comprehensive income (loss)	7	(1,216)	(1,209)
Total comprehensive loss	$(85,541)	$68,808	$(16,733)

RESTATEMENT FOOTNOTE
AMANASU TECHNO HOLDINGS
JUNE 30, 2009

Statement of Operations
December 1, 1997 (Date of Inception) to June 30, 2009

	Previously Reported	Adjustments	As Restated
Revenue	$91,912	$32,562	$124,474
Cost of goods sold	-	(23,980)	(23,980)
Gross profit	91,912	8,582	100,494
Expenses	(796,789)	(330,967)	(1,127,756)
Impairment charge - write-down of investment	(70,024)	70,024	-
Operating loss	(878,429)	(252,361)	(1,130,790)
Interest income	3,454	4	3,458
Other income		96	96
Interest expense	(3,946)	1,264	(2,682)
Loss accumulated during development stage	(878,921)	(250,997)	(1,129,918)
Comprehensive income	7	(2,684)	(2,677)
Total comprehensive loss	$(878,914)	$(253,681)	$(1,132,595)

Statement of Cash Flows
Six Months Ended June 30, 2009

	Previously Reported	Adjustments	As Restated
Net loss	$(86,994)	$(70,024)	$(16,970)
Impairment of investment	70,024	(70,024) (A)	-
Increase in accrued expenses	3,764	(217)	3,547
Increase (decrease) in other current liabilities	1,099	(3,790)	(2,691)
Cash Consumed by Operating Activites	(3,385)	(4,007)	(7,392)
Cash acquired in acquisition	182	(182)	-
Cash Consumed By Investing Activities	(156,808)	(182)	(156,990)
Effect on cash of exchange rate changes		3,893	3,893
Net Change in Cash	41	(296)	(255)
Cash balance, beginning of period	1,877	296	2,173
Cash balance, end of period	1,918	-	1,918

RESTATEMENT FOOTNOTE
AMANASU TECHNO HOLDINGS

Statement of Cash Flows
Six Months Ended June 30, 2008

	Previously Reported	Adjustments	As Restated
Net loss	$(18,323)	$(8,627)	$(26,950)
Impairment of investment
Increase in accrued expenses	16,223	(1,517)	14,706
Increase (decrease) in other current liabilities		(4,839)	(4,839)
Increase in accounts receivable		(1,739)	(1,739)
Increase in accounts payable		18,838	18,838
Cash Provided (Consumed) by Operating Activities	(2,100)	2,116	16
Effect on cash of exchange rate changes		(2,587)	(2,587)
Net Change in Cash	(2,100)	(471)	(2,571)
Cash balance, beginning of period	5,575	896	6,471
Cash balance, end of period	$3,475	$425	$3,900

Statement of Cash Flows
December 1, 1997 (Date of Inception) to June 30, 2009

	Previously Reported	Adjustments	As Restated
Net loss	$(878,921)	$(250,925)	$(1,129,846)
Impairment of investment	70,024	(70,024)	-
Increase in accrued expenses	17,818	1,885	19,703
Increase in other current liabilities	1,099	66,314	67,413
Increase in accounts payable
Cash Consumed By Operating Activities	(594,708)	(252,750)	(847,458)
Cash acquired in acquisition	182	(182)
Cash Consumed in Investing Activities	(318,308)	(182	(318,490)
Issuance of Stock To Investors	446,100	255,608	701,708
Cash Provided by Financing Activities	914,934	255,608	1,170,542
Effect on cash of exchange rate changes		(2,676)	(2,676)
Net Change in Cash	$1,918	$-	$1,918

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

4. ACQUISITION

On April 27, 2009, the Company acquired 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was 200,000 shares of Company common stock. The stock was valued at its current trading price. Water is a Japanese corporation. It had, until 2008, been in the business of packaging and selling bottled water in the Far East. This acquisition has been accounted for under the provisions of FAS 141R, Business Combinations, as an acquisition of an entity under common control. This accounting is similar to the accounting for a pooling of interests.

The acquisition of Water has had no effect on reported per share results for any of the periods on which reports have been issued.

Simultaneously with the acquisition of Water, its name was changed to Amanasu Support Corporation.

5. ACQUISITION OF LICENSING RIGHTS

On April 27, 2009, the Company entered into a contract to acquire rights to a process entitled the Haruka (formerly known as "Heartlet"), an automatic personal waste disposal unit. The agreement initially required payment totaling $523,300. It was subsequently amended on November 2, 2009. Consideration for this amended contract was $156,990. The $156,990 purchase price was financed by a non interest bearing demand loan.

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

Total Assets for the three months period ended June 30, 2009 was $158,908, compared to 2,173 for the same period of 2008. The increase is due to a license agreement made by Amanasu Support Corporation with BeMax Corporation of Japan for the "Haruka" automatic human waste disposal system on April 27, 2009 (which was then renegotiated on November 2, 2009).

Total expenses for the three months period ended June 30, 2009 was $(6,585) compared to $4,068 for the same period of 2008. The decrease is primarily due to the removal of a $8,725 amortization charge of the licensing agreement with Bemax Corp for the "Haruka" technology, as a result of a renegotiation of the agreement to the price originally paid as an initial payment of $156,990 (please see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 5).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10Q. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned ineffectively so as to provide information necessary whether:

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

Date: November 23, 2009

By: /s/ Atsushi Maki
Atsushi Maki
Chairman and Chief Executive Officer

By: /s/ Lina Lei
Lina Lei
Chief Financial Officer