Form 10-Q
period 2009-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2009-11-23
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of November 23, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE PERIOD ENDED June 30, 2009

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month period ended September 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$53,324	$2,173
Total Current Assets	53,324	2,173
Other Assets
License agreement	166,707	-
Prepaid expense	11,114
Total Other Assets	117,821	-
Total Assets	$213,145	$2,173

Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$3,066	$16,156
Rent Payable	3,750	3,750
Advances From Shareholders	138,700	138,700
Other Advances	99,900	99,000
Other Current Liabilities	225,090	-
Non controlling interest	439	70,103
Total Current Liabilities	470,945	328,609
Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $0.001 par value; 46,506,300 issued and outstanding	48,506	46,506
Additional Paid In Capital	837,701	746,502
Deficit accumulated during development stage	(1,130,431)	(1,112,875)
Other Comprehensive Income	4,424	(6,569)
Total Stockholders' Deficit	(239,800)	(326,436)

Total Liabilities and Stockholders' Deficit	$231,145	$2,173
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For The Nine Month Periods Ended September 30
(Unaudited)

	Nine Month Periods Ended September 30,		December 1, 1997 (Date of Inception)
	2009	2008	To September 30, 2009
Revenue	$-	$-	$124,474
Cost of goods sold	-	-	(23,980)
Gross Profit	-	-	100,494
Expenses	(15,576)	(18.742)	(1,128,022)
Impairment charge - write down of licensing agreement	-	-	(103,528)
Operating Loss	(15,576)	(18,742)	(1,131,056)
Interest income	-	1	3,530
Other income	-	-	96
Interest expense	1,979	-	(3,001)
Loss accumulated during developing stage	(17,555)	(18,741)	(1,130,431)
Other comprehensive income	$10,993	$1,875	4,424
Total comprehensive loss	$(6,562)	$(16,866)	(1,126,007)
Loss per share - basic and diluted	$-	$-
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For The Three Month Periods Ended September 30
(Unaudited)

	Three Month Periods Ended September 30,		December 1, 1997 (Date of Inception)
	2009	2008	To September 30, 2009
Revenue	$-	$-	$124,474
Cost of goods sold	-	-	(23,980)
Gross Profit			100,494
Expenses	9,310	8,209	(1,128,022)
Impairment Charge - write down of licensing agreement	-	-	(103,528)
Operating income (loss)	9,310	8,209	(1,131,056)
Interest Income	-	-	3,530
Other Income	-	-	96
Intererst Expense	(319)	-	(3,001)
Loss accumulated during developing stage	(585)	8,209	(1,130,603)
Other comprehensive income	1,650	229	(1,026)
Total comprehensive income	$1,065	$8,438	(1,131,629)
Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,506,300	46,506,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Sixth Month Periods Ended September 30
(Unaudited)

	Nine Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2009	2008	To September 30, 2009
CASH FLOWS FROM OPERATIONS
Net Loss	$(17,555)	$(18,741)	$(1,130,431)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash
Depreciation and amortization	-	-	57,969
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities
Increase in accrued expenses	(13,090)	2,902	3,066
Decrease in other current liabilities	(2,003)	-	68,101
Increase in accounts receivables	-	(1,745)	-
Increase in prepad expense	(11,114)	-	(11.114)
Increase in accounts payable	-	-	-
Increase in rent payable	-	-	3,750
Net Cash Consumed By Operating Activities	(43,762)	(17,584)	(883,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	(156,990)	-	(316,990)
Net Cash Consumed By Investing Activities	(156,990)	-	(318,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuance of equity interest in subsidiary	91,119	-	-
Issuances of common stock to investors	-	-	794,907
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	-	15,434	221,944
Repayment of shareholder advances	-	-	(83,244)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Borrowing to finance acquisition of licensing agreement	156,990	-	156,990
Net Cash Provided By Financing Activities	248,189	15,434	1,260,497
Effect on cash of exchange rate changes	3,714	(2,805)	(4,852)
Net Change In Cash	51,151	(4,955)	53,324
Cash balance, beginning of period	2,173	6,471	-
Cash balance, end of period	$53,324	$1,516	$53,324
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of September 30, 2009 and 2008 and for the nine month periods ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2009, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

4. ACQUISITION OF LICENSING RIGHTS

On April 27, 2009, the Company entered into a contract to acquire rights to a process entitled "Heartlet", an automatic personal waste disposal unit. The agreement initially required payments totaling $523,300. It was subsequently amended. Consideration for this amended contract was $156,990. The $156,990 purchase price was financed by a non interest bearing demand loan.

5. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during the periods presented. Common stock in the amount of 200,000 shares were issued during the second quarter of 2009 to effect the acquisition by the Company of Amanasu Water Corporation (see Note 3). There were no other noncash investing or financing transactions during any of the periods presented.

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

As of April 27, 2009, the Company acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. Amanasu Water Corporation was then renamed to Amanasu Support Corporation. Amanasu Support Corporation plans to sell and manufacture the "Haruka" automatic human waste disposal unit. Amanasu Support has obtained global manufacturing and sales rights for the Haruka product and brand.

PRODUCTS

Electric Motor Scooter (Amanasu Techno Holdings)

The Company initial intentions were to participate in the emerging electric vehicle market by using its licensed technologies to design, manufacture, and market lightweight, electric motor scooters. The Company planned to provide its own battery charging technology to Evader Motorcycle, Inc. to develop an improved electric scooter aiming at the Japan and Southeast Asian markets; however, with recently marketing research, the Evader product was not able to meet the Company's pricing standards. The Company's electric scooter project will be on hold until more customer-service related resources can be attained.

Automated Human Waste Disposal Unit (Amanasu Support Corporation)

As of April 27, 2009 the Company acquired Amanasu Support Corporation from Amanasu Environment Corporation (brother company) to start Research & Development, sales, and manufacturing operations of the "Haruka" (temporary) Automated Human Waste Disposal Unit.

This technology collects human waste of hospital, and other care facility patients on an individual basis through an automated system (patents pending). The non-invasive collection mechanism is fastened to patient, which in turn is connected to the collector itself. The part attached to the patient contains several cleaning mechanisms, which are activated automatically through the unit's controller. The collection unit can then be emptied by an attending care professional when the unit is full.

The Company believes that the hospital, and related care industries will greatly benefit from this form of technology. With an automated system, care professional will be able to more effectively allocate their time to more critical patient needs, while at the same time the patient is provided with more comfort. The Amanasu Support plans to utilize government health care initiatives to reduce the cost the purchaser (varies by market), which the company believes is the cornerstone to the project that will in turn help revolutionize the care industry.

Amanasu Support plans to finish design, and testing of its first generation product by the quarter ending March 31, 2009. Then Amanasu Support estimates approval processes in North America (FDA, Canada health) to be completed during the quarter ending June 30, 2009. The Company believes that the Haruka is a Class I medical device, which has a much shorter approval process. As of November, 23, 2009 Amanasu Support has tentative plans for production to start in the quarter ending September 30, 2010, however, cannot guarantee this schedule.

PLAN OF OPERATION

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

As of the the fiscal year ending December 31, 2008, Amanasu Techno Holdings Corporation (herein after the "Company"), planned to acquire Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name to manufacture and market 2 technologies of which the Company believes has great market potential. Amanasu Water Corporation was renamed to Amanasu Support Corporation. As of April 27, 2009, the Company acquired Amanasu Water Corporation, and renamed it to Amanasu Support Corporation.

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

The second technology is a automated human waste collection and cleaning system "Haruka", initially developed by Bemax Corporation in Japan, which will be continue to be developed by Amanasu Support Corporation. This technology collects human waste of hospital, and other care facility patients on an individual basis through an automated system (patents pending). The non-invasive collection mechanism is fastened to patient, which in turn is connected to the collector itself. The part attached to the patient contains several cleaning mechanisms, which are activated automatically through the unit's controller. The collection unit can then be emptied by an attending care professional when the unit is full. The Company will assist Amanasu Support Corporation with its North American operations. The Company believes production to begin during the later half of 2010, and sales to start around the quarter ending December 31, 2010.

The Company will also be putting effort towards capital raising to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target in the next two years is to raise $30,000,000.

FINANCIAL RESULTS

The Company did not generate any revenues for the three months ended September 30, 2009 or for the same period in 2008 and interest earned on bank deposits in 2008 period was nil. No inerest earned on bank deposits for 2009.

Total Assets for the three months period ended September 30, 2009 was $231,145, compared to 2,173 for the same period of 2008. The increase is due to a license agreement made by Amanasu Support Corporation with BeMax Corporation of Japan for the "Heartlet" automatic human waste disposal system on April 27, 2009.

Total expenses for the three months period ended September 30, 2009 was $9,310 compared to $8,209 for the same period of 2008. The increase is due to more work that was required during the quarter in 2009 as a result of the Amanasu Water Corporation Acquisition, which attributed to increased professional fees.

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