Form 10-K
period 2009-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2010-04-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

445 Park Avenue Center 10th Floor New York, NY 10022

(Address of principal executive offices)

212-836-4727

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of March 31, 2010.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727. The Tokyo branch has relocated from 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan to 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Telephone: 03-5413-7322.

Current

As of the the fiscal year ending April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market 2 technologies of which the Company believes has great market potential.

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts.

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now currently seeking, manufacturing partners.

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

Employees.

As of December 31, 2009, the Company has no full time employees.

Item 1A. Risk Factors

Developmental Stage Company. The Company was incorporated on February 22, 1999, and is a development stage company. Presently,the Company is in the initial stages of licensing the necessary patents/technologies in order obtain exlcusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes)from NMG Inc.As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

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

Control Exercised By Management. As of March 15, 2005(and still remains so as of November 23, 2009), the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2007. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Japan. Amanasu Environment Corporation occupies the same premises and co-pays the rental amount.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.01 and $2.00 per share since that date. As of March 31, 2010 there were 51 registered holders of record of our common stock.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2009
Common stock price per share:
High	$0.01	$0.02	$0.02	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01	$0.01
Fiscal Year 2008
Common stock price per share
High	$0.14	$0.04	$0.03	$0.02	$0.14
Low	$0.04	$0.02	$0.01	$0.02	$0.01

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

Please note the consolidated financial statements for the fiscal year ending December 31, 2009 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $254,527 as well as an accumulated deficit of $791,927. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of the the fiscal year ending April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market 2 technologies of which the Company believes has great market potential

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts.

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now currently seeking, manufacturing partners.

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

Results of Operations

During the fiscal 2009 and 2008, the Company spent $-0- and $-0- respectively on research and development.

Total Assets as of December 31, 2009 were $178,018, compared to 2,173 during the same period in 2008. The increase in Assets is due primarily to the acquisition of Amanasu Water Corporation.

Total Current Liabilities during December 31, 2009 was $530,286 compared to $328,610 during the same period in 2008. The increase is primarily due to the acquisition of Amanasu Water Corporation.

Selling and administrative expenses as during December 31, 2009 was $(128,436) compared to (25,449) during the same period in 2008. The decrease is due primarily to the acquisition of Amanasu Water Corporation.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Techno Holdings Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and deficit accumulated during development stage, consolidated changes in stockholders' equity, and consolidated cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Amanasu Techno Holdings Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at December 31, 2009 the Company had a working capital deficency of $510,822 as well as an accumulated deficit of $1,228,696. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do note include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
April 15, 2010
Wayne, New Jersey

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$2,118	$2,173
Prepaid expense	17,346	-
Total current assets	19,464	2,173
Other Assets
License agreement	162,619	-
Less, accumulated amortization	4,065	-
Total other assets	158,554	-
Total Assets	$178,018	$2,173

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Short term note payable	$162,619	$-
Short term loan	54,206	-
Accrued expenses	60,095	16,157
Rent payable	3,750	3,750
Taxes payable	1,951	-
Advances from shareholders	147,765	138,700
Other advance	99,900	99,900
Other current liabilities	-	70,103

Total current liabilities	530,286	328,610

Stockholders' Deficit
Common Stock: authorized
100,000,000 shares of $.001 par
value;46,706,300 shares issued and
outstanding	46,706	46,706

Additional Paid In Capital	844,687	746,302
Deficit accumulated during
development stage	(1,228,696)	(1,102,812)
Accumulated other comprehensive
income	(13,488)	(16,633)

Total stockholders' deficit	(350,791)	(326,437)
Non Controlling Interest	(1,477)

Total Liabilities and
Stockholders' Deficit	$178,018	$2,173
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2009	Year 2008	December 1, 1997 (Date of Inception) to December 31, 2009
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	(128,436)	(25,449)	(1,032,745)
Write off of invenetory	-	-	(68,288)
Impairment Charge write down of licensing
agreement	-	-	(103,528)
Operating Loss	(128,436)	(25,449)	(1,104,080)
Other Income (Expense):
Interest Income	-	1	4
Other Income	-	1	3,550
Interest Expense	-	(1,264)	(2,286)
Loss accumulated during development stage	(126,629)	(26,711)	(1,102,812)
Other Comprehensive Increase (Loss)	3,145	(13,053)	(16,633)
Total Comprehensive Loss	$(123,484)	$(39,764)	$(1,119,445)

Loss per share - Basic and Diluted	$-	$-
Weighted Average number of shares outstanding	46,706,300	46,706,300
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period Ended December 1, 1997(Date of Inception) to December 31, 2009

	Common Stock SharesAmount		Additional Paid In Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total
Balance, December 1, 1997, at
inception of development
stage	3,200,000	$3,200	$(1,800)	$(1,300)	$-	$100
Shares issued March 10, 2000,
as partial consideration for
licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as
fees connected with
acquisition of licensing
agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on
exercise of option	20,000,000	20,000	380,000			400,000
Shares issued during 2001, to
investors	36,400	36	45,964			46,000
Net loss of 2001				(39,459)	-	(39,459)
Shares issued during 2002, for
services	50,000	50	4,950			5,000
Net loss of 2002				(190,138)	-	(190,138)
Shares issued during 2003, for
services	150,000	150	14,850			15,000
Shares issued during 2003, on
exercise of options	70,000	70	69,930			70,000
Shares canceled during 2003	(150,100)	(150)	150			-
Net loss 2003				(278,798)	-	(278,798)
Net loss 2004				(21,704)	-	(21,704)
Net loss 2005				(87,059)	-	(87,059)
Net loss 2006	_________	______	255,608	(356,735)	(1,867)	(102,994)
Balance, December 31, 2006	46,706,300	46,706	746,302	(975,193)	(1,867)	(184,052)
Net loss 2007	_________	______	_______	(100,908)	(1,713)	(102,621)
Balance, December 31, 2007	46,706,300	46,706	746,302	(1,076,101)	(3,580)	(286,673)
Net loss 2008	_________	______	_______	(26,711)	(13,053)	(39,764)
Balance, December 31, 2008	46,706,300	46,706	746,302	(1,102,812)	(16,633)	(326,437)
Non Controlling interest in
subsidiary sold for cash			105,582			105,582
Balances allocated to non-
controlling interest			(5,904)	5,360	273	(271)
Net loss of 2009				(128,436)	3,045	(125,391)
Allocation of loss to non-
controlling interest				1,807	(50)	1,757
Balance, December 31, 2009	46,706,300	$46,706	$845,980	$($1,224,081)	$(13,365)	$(344,760)
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
and
For the Period December 1, 1997 to December 31, 2008

	Year 2009	Year 2008	December 1, 1997 (Date of Inception) To December 31,2009
CASH FLOWS FROM OPERATIONS:
Net loss	$(26,711)	$(26,711)	$(1,102,812)
Adjustments to reconcile net loss to net cash consumed by operation activities: Charges not requiring outlay of cash:
Depreciation and amortization	-	-	57,972
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities
Increase (decrease) in accounts receivable	819	819
Decreases in other receivables	-	-	-
Increase (decrease) in accrued expenses	(35,365)	(35,365)	13,993
Increase (decrease) in other accounts payable	39,977	39,977	35,237
Increase in rent payable	-	-	3,750
Decrease (increase) in advance to employee	1,837	1,837	-
Decrease in inventory	-	-	-
Increase (decrease) in taxes payable	(17)	(17)	1,619
Increase (decrease) in deposits	(715)	(715)	-
Net Cash Consumed By Operating Activities	(20,175)	(20,175)	(865,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	15,464	15,464	18,742
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Proceeds of shareholder advances	300	300	218,700
Repayment of Shareholder advances	-	-	(80,000)
Advances From Affiliates	-	-	200,000
Repayment of advances from affiliates	-	-	(200,000)

Net Cash Provided By Financing Activities	15,764	15,764	1,029,050
Effect on cash of exchange rate changes	113	113	36
Net Change In Cash	(4,298)	(4,298)	2,173
Cash balance, beginning of period	2,173	6,471	-
Cash balance, end of period	$2,118	$2,173	$2,118
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, to Supreme Group International, Inc. on December 24, 2000, to Amanasu Technologies Corporation on May 30, 2001. The present name was adopted October 16, 2007.

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive and, through December 31, 2008, has had no transactions.

On April 27, 2009 the Company acquired 100% of the outstanding stock of Amanasu Water Corporation (Water). This acquisition is described in greater detail in notes and.

Business

The Company acquired worldwide licensing rights for certain patented magnetic and power generating technology. Until 2006, it was the intention of the Company to license these rights for use by others. The Company continues to pursue such licensing opportunities, but its primary efforts are now directed at other opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting

The Company is a development stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB). Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2009, the Company has been in the development stage and, all its efforts have been devoted to obtaining worldwide licensing rights to technology, which is described above, and in Note, and planning for marketing related products.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

(This page is intentionally left blank)

(This page is intentionally left blank)

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income; principal among these has been unrealized gains and losses from foreign exchange rate fluxuation.

Foreign Currency Translation

Substantial Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities, at the rates of exchange in effect at balance sheet dates;

b. Equity accounts, at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c. Revenues and expenses, at the average rates of exchange of each period reported.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Segment Reporting

Management will treat the operations of the Company as one segment.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2009, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

4. RELATED PARTY TRANSACTIONS

The principal Company shareholder advanced $110,000 during 2006, and another $9,065 during 2009. A company controlled by the principal shareholder advanced $10,000 during 2006. In 2007, the secretary of the Company made advances which totaled $18,400, and in 2008 she advanced an additional $300. The advances made by the principal shareholder do not require interest; the other advances bear interest at 4.45%. All of these advances are due on demand.

The Company controlled by the principal shareholder made advances to Water during 2007 and 2008, which totaled $14,341. These advances were fully paid during 2009.

5. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but has not demanded a refund. The Company intends to repay this obligation.

6. EXPENSES

Expenses consist primarily of professional fees ($23,388) and salaries ($76,909).

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2008 by $4,094, the result of adding the potential benefit of 2008 losses.

Deferred Tax Assets	$118,500
Valuation Allowance	118,500
Balance Recognized	$-

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.

8. RENTALS UNDER OPERATING LEASES

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This arrangement is on a month to month basis. There was no rent expense incurred in 2009 or 2008.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the periods presented. Cash was paid for income taxes during 2009 in the amount of $1,922. There were no non-cash investing or financing activities during either 2008. During 2009, the Company acquired Water for 200,000 shares of its common stock. See Note.

10. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

12. ACQUISITION OF WATER

On April 27, 2009, the Company acquired 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was to be 200,000 shares of Company common stock. Simultaneous with this acquisition, the name of Water was changed to Amanasu Support Corporation. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. At March 31, 2009, Water had assets of $172 and liabilities which totaled $66,977. It had no revenue during the year 2009 and expenses totaled $122,927. Thus, it sustained a net loss during the year 2009 of $122,927.

This acquisition has been accounted for as an acquisition of an entity under common control. This accounting is similar to the accounting for a pooling of interests. In all historical financial statements Water is treated as though it had been continuously owned by the Company.On April 27, 2009, Water acquired licensing rights, which are described in Note.

The acquisition of Water had no effect on reported per share amounts for any of the periods for which reports have been issued.

13. ACQUISITION OF LICENSING RIGHTS

On April 27, 2009, Water acquired rights to a process entitled the Haruka (formerly known as "Heartlet"), an automatic personal waste disposal unit. The acquisition agreement initially required payments totaling $523,300. The agreement was subsequently amended on November 2, 2009. Consideration for this amended contract was $156,990. The $156,990 purchase price was financed by a non interest bearing demand loan.

The Company has estimated the useful life of this agreement to be five years. In making this estimate, consideration was given to the competitive environment in which this system will be used and the fact that it is technology based. The system was placed in service November 15, 2009; amortization of the cost of the rights began on that date.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our report on management's assessment of our internal control over financial reporting, as reported in our original filing on Form 10-K for the year ended December 31, 2009, was not prepared in the manner prescribed in Rule 13a-15. We have implemented the required processes and compensatory controls to minimize the risk of any recurrence and we will continue to develop processes that will be necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2009.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

On of May 11, 2009 Yukinori Yoshino resigned as the President of the Registrant. The resignation of Mr. Yukinori Yoshino is owing to personal reasons and is not a result of any disagreements with the Registrant on any matter relating to the Registrant's operations, policies or practices. Current Chairman Atsushi Maki will assume the vacant positions of Chief Executive Officer effective May 11, 2009.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position
Atsushi Maki	62	Chairman, Chief Executive OfficerDirector
Lina Lei	49	Secretary, Treasurer

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

Item 12. Security Ownership of Certain benficial Owners and Management and Related Stockholder Matters

The following table will identify, as of March 31, 2010, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,706,300 shares of common stock of the Company which are issued and outstanding as of March 31, 2010. The address for each individual below is 115 East 57th Street New York, NY 10022 the address of the Company.

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

Item 14. Principal Accounting Fees and Services

  Audit Fees during 2009 and 2008 were $6790.00 and $6790.00 respectively.
  Audit Related Fees during 2009 and 2008 were $3,750.00 and $3,750.00 respectively.
  Caption Tax Fees during 2009 and 2008 were $690.00 and $690.00 respectively.
  All Other Fees during 2009 and 2008 were $0.00 and $0.00 respectively.
  N/A
  (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
  Not greater than 50% for 2009 and 2008.
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
Amanasu Techno Holdings Corporation
/s/ Atsushi Maki
April 15, 2010
Chairman & Chief Executive Officer
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Atsushi Maki
April 15, 2010
Director