Form 10-Q
period 2010-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2010-05-24
CIK 1168663

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

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2010

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month period ended September 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$278	$2,118
Prepaid expense	17,346	17,346
Total current assets	17,624	19,464
Other Assets
Licensing agreement	162,619	162,619
Less, accumulated amortization	12,196	4,065
Net agreement amount	150,423	158,554
Investment	205	-
Total other assets	150,628	158,554
Total Assets	$168,252	$178,018

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Short term note payable	$162,619	$162,619
Short term loan	54,965	54,206
Accrued expenses	84,032	60,095
Rent payable	3,750	3,750
Taxes payable	1,951	1,951
Advances from shareholders	148,465	147,765
Other advance	99,900	99,900
Total current liabilities	555,682	530,286
Stockholders' Deficit
Common stock: authorized 100,000,000 shares of $0.001 par value; 46,706,300 issued and outstanding	46,706	46,706
Additional Paid In Capital	844,687	844,687
Deficit accumulated during development stage	(1,263,071)	(1,228,696)
Accumulated other comprehensive loss	(13,857)	(13,488)
Deficit attributable to Amanasu Techno Holdings Corporation	(385,535)	(350,791)
Noncontrolling interest	(1,895)	(1,477)
Total deficit	(387,430)	(352,268)

Total Liabilities and Stockholders' Deficit	$168,252	$(178,018)
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended March 31,		December 1, 1997 (Date of Inception) To March
	2010	2009	31, 2010
Revenue	$-	$-	$124,461
Cost of goods sold	-	-	23,980
Gross profit	-	-	100,481
Expenses	(32,129)	105	(1,160,537)
Write off of inventory	-	-	(68,288)
Impairment Charge - write down of licensing agreement	-	-	(103,528)
Operating Loss	(32,129)	(105)	(1,231,872)
Other Income (Expense):
Interest income	2	-	6
Other income	-	-	3,550
Interest expense	(319)	(1,341)	(2,605)
Loss accumulated during developing stage	(32,446)	(1,446)	(1,230,921)
Less, accumulated loss attributable to noncontrolling interest	418	-	2,225
Loss accumulated during development stage attributable to Amanasu Techno Holdings Corporation	(32,028)		(1,228,696)

Other comprehensive income (loss)	(369)	5,102	(1,467)
Total comprehensive income (loss)	$(32,397)	$3,656	$(1,230,163)

Loss per share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding	46,706,300	46,706,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended		December 1, 1997 (Date of Inception)
	March 31,		To March
	2010	2009	31, 2010
CASH FLOWS FROM OPERATIONS
Net Loss	$(32,440)	$(1,446)	$(1,261,881)
Adjustments to reconcile net loss to net cash consumed by
operating activities:
Charges not requiring an outlay of cash
Depreciation and amortization	8,131	-	70,109
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(418)	-	(2,225)
Changes in assets and liabilities
Increase in prepaid expense	-	-	(17,093)
Increase in accrued expenses	23,937	1,194	80,708
Increase in rent payable	-	-	3,750
Decrease in other accounts payable	-	-	(8,945)
Decrease in other current liabilities	-	(4,974)	-
Increase in taxes payable	-	-	1,512
Increase in deposits	-	-	2,667
Net Cash Consumed By Operating Activities	(790)	(5,226)	(1,006,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amounts due for licensing agreement	-	-	(320,228)
Net Cash Consumed By Investing Activities	-	-	(321,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	759	-	233,138
Repayment of short term loan	-	-	(23,500)
Proceeds of sale of noncontrolling interest	-	-	101,478
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	700	-	228,332
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	1,459	-	1,331,056
Effect on cash of exchange rate changes	(2,509)	5,102	(2,480)
Net Change In Cash	(1,840)	(124)	278
Cash balance, beginning of period	2,118	2,173	-
Cash balance, end of period	$278	$2,049	$278
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2010 and 2009 and for the three month periods ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2010, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.  There were no non-cash investing or financing activities during these periods.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2009.

COMPANY OVERVIEW

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727 begin_of_the_skype_highlighting 212-836-4727 end_of_the_skype_highlighting. The Tokyo branch has relocated from 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan to 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Telephone: 03-5413-7322.

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

FINANCIAL RESULTS

Total Assets for the quarter ended March 31, 2010 was $168,252 compared to $178,018 for the fiscal year ended December 31, 2009. The decrease is due primarily to BeMax "Heartlet" licensing agreement amortization.

Total current liabilities for the quarter ended March 31, 2010 was $555,682 compared to $530,286 for the fiscal year ended December 31, 2009. The increase is due primarily to increases in accrued expenses.

Expenses for the quarter ended March 31, 2010 was $(32,129) compared to $105 for the same period of 2009. The decrease is due primarily to the addition of Amanasu Support Corporation acquired on April 27th, 2009.

Net Loss for the quarter ended March 31, 2010 was $(32,440) compared to $(1,446) for the same period of 2009. The decrease is due primarily to the addition of Amanasu Support Corporation acquired on April 27th, 2009..

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

Date: May 24, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer