Form 10-Q
period 2010-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2010-08-23
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of August 23, 2010.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED June 30, 2010

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the six month and three month periods ended June 30, 2010 and 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$224	$471
Prepaid expense	18,045	17,346
Total current assets	18,269	17,817
Other Assets
Licensing agreement	169,174	162,619
Less, accumulated amortization	21,147	4,065
Net agreement amount	148,027	158,554
Investment	213	-
Total other assets	148,240	158,554
Total Assets	$166,509	$176,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Short term note payable	$169,183	$162,619
Short term loan	58,976	54,206
Accrued expenses	102,165	60,095
Rent payable	3,750	3,750
Taxes payable	2,030	1,951
Advances from shareholders	152,481	148,465
Other advance	99,900	99,900
Total current liabilities	588,485	530,986

Stockholders' Deficit
Common stock: authorized 100,000,000 shares of $0.001 par value; 46,706,300 issued and outstanding	46,706	46,706

Additional paid in capital	844,687	844,687
Additional paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,302,161)	(1,241,025)
Accumulated other comprehensive loss	(18,842)	(13,488)
Deficit attributable to Amanasu Techno Holdings Corporation	(419,610)	(353,120)
Noncontrolling interest	(2,366)	(1,495)
Total deficit	(421,976)	(354,615)

Total Liabilities and Stockholders' Deficit	$166,509	$176,371
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception to June 30, 2010
	2010	2009
Revenue	$-	$-	$124,461
Cost of goods sold	-	-	23,980
Gross profit	-	-	100,481

Expenses	(61,982)	(6,585)	(1,190,390)
Write off of inventory	-	-	(68,288)
ImpairmentCharge - write down of
licensing agreement	-	-	(103,528)
Operating Loss	(61,982)	(6,585)	(1,261,725)

Other Income (Expense):
Interest income	2	-	6
Other income	-	-	3,550
Interest expense	(639)	(1,660)	(2,925)
Loss accumulated during developing stage	(62,619)	(8,245)	(1,261,094)
Less accumulated loss attributable to noncontrolling interest	862	-	2,669
Loss accumulated during development
stage attributable to Amanasu Techno
Holdings Corporation	(61,757)	(8,245)	(1,258,425)

Other comprehensive income (loss)	(5,354)	3,889	(18,842)
Total comprehensive loss	$(67,111)	$(4,356)	$(1,277,267)

Loss per share - basic and diluted	$-	$-
Weighted average number of shares outstanding	46,706,300	46,706,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended June 30,		December 1, 1997 (Date of Inception) To June 30, 2010
	2010	2009
Revenue	$-	$-	$124,461
Cost of goods sold	-	-	23,980
Gross profit	-	-	100,481

Expenses	(29,853)	(6,481)	(1,190,390)
Write off of inventory	-	-	(68,288)
Impairment Charge - write down of
licensing agreement	-	-	(103,528)
Operating Loss	(29,853)	(6,481)	(1,261,725)

Other Income (Expense):
Interest income	-	-	6
Other income	-	-	3,550
Interest expense	(320)	(319)	(2,925)
Loss accumulated during
developing stage	(30,173)	(6,800)	(1,261,094)
Less accumulated loss attributable
to noncontrolling interest	444	-	2,669
Loss accumulated during development
stage attributable to Amanasu
Techno Holdings Corporation	(29,729)	(6,800)	(1,258,425)

Other comprehensive income (loss)	(4,985)	(1,213)	(18,842)
Total comprehensive loss	$(34,714)	$(8,013)	$(1,277,267)

Loss per share - basic and diluted	$-	$-

Weighted average number of
shares outstanding	46,706,300	46,706,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception) To June 30, 2010
	2010	2009
CASH FLOWS FROM OPERATIONS
Net Loss	$(61,757)	$(8,246)	$(1,291,198)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	16,400	-	78,378
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(862)	-	(2,669)
Changes in assets and liabilities:
Increase in prepaid expense	-	-	(17,093)
Increases in accrued expenses	39,371	3,548	96,142
Increase in rent payable	-	-	3,750
Decrease in other accounts payable	-	-	(8,945)
Decrease in other current liabilities	-	(2,690)	-
Increase in taxes payable	-	-	1,512
Increase in deposits	-	-	2,667
Net Cash Consumed By Operating Activities	(6,848)	(7,388)	(1,012,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amounts due for licensing agreement	-	(156,990)	(320,228)
Other investments	(207)	-)	(207)
Net Cash Consumed By Investing Activities	(207)	(156,990)	(321,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	2,515	-	234,894
Repayment of short term loan	-	-	(23,500)
Proceeds of sale of noncontrolling interest	-	-	101,478
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	3,650	3,244	231,282
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Borrowing to finance acquisition of
licensing agreement	-	156,990	156,990
Net Cash Provided By Financing Activities	6,165	160,234	1,335,762

Effect on cash of exchange rate changes	643	3,889	(975)

Net Change In Cash	(247)	(255)	224
Cash balance, beginning of period	471	2,173	-
Cash balance, end of period	$224	$1,918	$224
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2010 and 2009 and for the three and six month periods ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2010, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Current

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market 2 technologies of which the Company believes has great market potential.

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

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market 2 technologies of which the Company believes has great market potential.

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

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target is to raise $30,000,000 by the end of 2010.

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

FINANCIAL RESULTS

Total Assets for the quarter ended June 30, 2010 was $166,509 compared to $176,371 for the fiscal year ended December 31, 2009. The decrease is due primarily to BeMax "Heartlet" licensing agreement amortization.

Total current liabilities for the quarter ended June 30, 2010 was $588,485 compared to $530,986 for the fiscal year ended December 31, 2009. The increase is due primarily to increases in accrued expenses.

Expenses for the quarter ended June 30, 2010 was $(61,982) compared to $6,585 for the same period of 2009. The decrease is due primarily to the addition of Amanasu Support Corporation acquired on April 27th, 2009.

Net Loss for the quarter ended June 30, 2010 was $(61,757) compared to $(8,246) for the same period of 2009. The decrease is due primarily to the addition of Amanasu Support Corporation acquired on April 27th, 2009..

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

Date: August 23, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer