Form 10-K/A
period 2008-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2010-09-27
CIK 1168663

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of March 25, 2010.

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

This second, and third Amendment on Form 10-K/A amends the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC") on July 6, 2009 (the "1st amendment"). This amendment revises our financial statements and certifications in response to a comment letter from the SEC dated September 9, 2009, and December 15, 2009.

The following table details amendments made, which also include changes from the Original 10-K filing.

Section	Previous	Amendment	Explanation
PART I, Item 1. Business, Overview and History, Last 2 Paragraphs	Mr. Yoshino's has extensive experience in restaurant chain management, developing Baltic Systems from the ground up to a successful multi-million dollar corporation nearing its public debut. Mr. Yoshino has also been in charge of Wayochu Gasshukoku Corporation, a restaurant chain management company in Japan managing 19 different food chains nationally. Mr. Yoshino will be taking his expertise in the food chain industry and bring the Company into the same industry utilising its global business networks. Mr. Yoshino will be concentrating on expansion to China, with various different chains including the following: Japanese Tapas restaurants, and Japanese curry restaurant chains.

The chairman Mr. Maki and President Mr. Yoshino goal for the next 2 years is to enter into the NASDAQ global market.	With uncertainty in the amount of time taken to obtain approval from the FDA for various technologies by Seems Inc, the Company decided to begin a new project in the Food/Beverage industry, specifically Franchise management under the new leadership of Yukinori Yoshino, who was appointed President of the Company as of October 16th, 2007; however, due to personal reasons unrelated to the Company, Mr. Yoshino stepped down as Presdient as of May 11, 2009, with the Chairman Mr. Atsushi Maki assuming the position of Chief Executive Officer.

		The Chairman Mr. Maki's goal for the next 2 years is to enter into the NASDAQ global market.	Mr. Yukinori Yoshino resigned from Amanasu Techno Holdings as of May 11, 2009, therefore this section was updated to reflect this.
Part I,Item 1A. Risk Factors,Developmental Stage Company.,2nd Sentence	Presently, it has acquired certain technologies relating to an electrical motor scooter, however, the Company scooter is not available for commercial sale.	Presently,the Company is in the initial stages of licensing the necessary patents/technologies in order obtain exlcusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes)from NMG Inc.	This section required updating as per the SEC Letter of comments.
Part I, Item 1A Risk Factors, Ability To Develop Commercial Product.	The Company's upcoming partnership with Seems Inc, and introduction of their product line to the United States will require FDA Pre-market approval in order to maximize the Company's ability to market. FDA approval is required due to the nature of the Seems Inc's products, which for the majority are considered medical devices in the United States. The principle statements that will be used to market Seems Inc's technologies such as, "Hypo-allergenic", and "Anti-bacterial" will require FDA approval. Since, the Company has no previous Pre-market approval applications with the FDA, the initial application and process fee is waived. The only factor in concern is the time required to approve the use of the statements previously mentioned. Sales operations will commence; however, the previously mentioned statements will be omitted until FDA approval is obtained.	The Company's upcoming Haruka product to the United States will require FDA Pre-market approval in order to maximize the Company's ability to market. FDA approval is required due to the nature of the Haruka product, which are considered medical devices in the United States. Certain principal marketing statements may also require FDA approval; however, will not be used in the initial sale stages.	This section required updating as per the SEC Letter of comments.
Part I, Item 1A Risk Factors, Management., 1st Sentence	The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Hideyuki Shiraishi, the Company's President.	The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's Chairman and Chief Executive Officer.	This section required updating as per the SEC Letter of comments.
Part I, Item 1A Risk Factors, Control Exercised By Management.	As of March 15, 2005, the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes.	As of March 15, 2005 (and still remains so as of November 23, 2009), the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes.	This section required updating as per the SEC Letter of comments.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.	Please note the consolidated financial statements for the fiscal year ending December 31, 2008 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $254,527 as well as an accumulated deficit of $791,927. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.	This paragraph was added to the previous statement
Item 8. Financial Statements and Supplementary Data,12. SUBSEQUENT EVENTS	In February 2009, the Company entered into a contract to acquire 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition is to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. The Company expects a closing of this transaction during April 2009.	In February 2009, the Company entered into a contract to acquire 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition is to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. At March 31, 2009, Water had assets of $172 and liabilities which totaled $66,977. It had no revenue during the year 2008 and expenses that totaled $91,172. It had no revenue or expenses during the three month period ended March 31, 2009. Thus, it sustained a net loss during the year 2008 of $91,172. The Company expects a closing of this transaction during April 2009.	Restatement as per SEC Letter of comments
Item 9A. Controls and Procedures	N/A	Disclosure Controls	Disclosure Controls section added (refer to Item 9A)
Item 8. Financial Statements And Supplementary Data	(Please refer to 3. Restatements of the Notes to Consolidated Financial Statements)	(Please refer to 3. Restatements of the Notes to Consolidated Financial Statements)	With the acquisition of Amanasu Support Corporation (formerly Amanasu Water Corporation), the Financial Statements have been restated to reflect the consolidation. Changes will not be detailed in this section, as they are already detailed in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total assets as of December 31, 2008 were $2,173, representing a decrease of $5,535 from total assets of $9,062 as of December 31, 2007. The decrease in cash, which was used for professional services, was the primary factor in the decrease during fiscal 2008.

Total Current Liabilities increased to $328,610 in 2008 as compared to $295,734 in 2007. The increase is primarily due to increases in Other Current Liabilities.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2008 the Company had a working capital deficiency of $326,437 as well as an accumulated deficit of $1,102,812. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
June 7, 2010
Wayne, New Jersey

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Restated)

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$2,173	$6,471
Accounts Receivable	-	754
Employee Advance	-	1,837
Total Current Assets	2,173	9.062

Total Assets	$2,173	$9,062

Liabilities & Stockholders' Deficit
Current Liabilities
Accrued expenses	$14,054	$45,979
Taxes payable	2,102	1,707
Rent payable	3,750	3,750
Advances from shareholders	138,700	138,400
Other advance	99,900	99,900
Advances from affiliate	24,341	5,340
Other current liabilities	45,763	659

Total Current Liabilities	328,610	295,735

Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,706,300 issued and outstanding	46,706	46,706
Additional Paid In Capital	746,302	746,302
Deficit accumulated during development stage	(1,102,812)	(1,076,101)
Accumulated Other Comprehensive Income	(16,633)	(3,580)
Total Stockholders' Deficit	(326,437)	(286,673)

Total Liabilities and Stockholders' Deficit	2,173	9,062
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Restated)

	Year 2008	Year 2007	December 1, 1997 (Date of Inception) to December 31, 2008
Revenue	$-	$32,549	$124,461
Cost of Goods Sold	-	23,980	23,980
Gross Profit	-	8,569	100,481
Selling and administrative expenses	(25,449)	(92,989)	(1,032,745)
Write off of inventory	-	(15,564)	(68,288)
Impairment Charge - write down of licensing agreement	-	-	(103,528)
Operating Loss	(25,449)	(99,984)	(1,104,080)
Other Income (Expense)
Interest Income	1	3	4
Other Income	1	95	3,550
Interest Expense	(1,264)	(1,022)	(2,286)
Loss accumulated during development stage	$(26,711)	$(100,908)	$(1,102,812)
Other Comprehensive Loss	$(13,053)	$(1,713)	$(16,633)
Total Comprehensive Loss	$(39,764)	$(102,621)	$(1,119,445)
Loss per share - Basic and Diluted	$-	$-
Weighted Average number of shares outstanding	46,706,300	46,706,300
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period Ended December 1, 1997(Date of Inception) to December 31, 2008
(Restated)

	Common Stock		Additional Paid In Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance December 1, 1997, at inception of development stage	3,200,000	$3,200	$(1,800)	$(1,300)	$-	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000			400,000
Shares issued during 2001, to investors	36,400	36	45,964			46,000
Net loss of 2001				(39,459)	-	(39,459)
Shares issued during 2002, for services	50,000	50	4,950			5,000
Net loss of 2002				(190,138)	-	(190,138)
Shares issued during 2003, for services	150,000	150	14,850			15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930			70,000
Shares canceled during 2003	(150,100)	(150)	150			-
Net loss 2003				(278,798)	-	(278,798)
Net loss 2004				(21,704)	-	(21,704)
Net loss 2005				(87,059)	-	(87,059)
Net loss 2006			255,608	(356,735)	(1,867)	(102,994)
Balance, December 31, 2006	46,706,300	46,706	746,302	(975,193)	(1,867)	(184,052)
Net loss 2007				(100,908)	(1,713)	(102,621)
Balance, December 31, 2007	46,706,300	46,706	746,302	(1,076,101)	(3,580)	(286,673)
Net loss 2008				(26,711)	(13,053)	(39,764)
Balance, December 31, 2008	46,706,300	$46,706	$746,302	$(1,102,812)	$(16,633)	$(326,437)
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and For the Period December 1, 1997 to December 31, 2008 (Restated)

	Year 2008	Year 2007	December 1, 1997 (Date of Inception) To December 31,2008
CASH FLOWS FROM OPERATIONS:
Net loss	$(26,711)	$(100,908)	$(1,102,812)
Adjustments required to reconcile net loss to net cash consumed by operation activities: Charges not requiring outlay of cash:
Depreciation and Amortization	-	144	57,972
Impairment of Licensing Agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Write off of inventory	-	15,564	15,564
Changes in assets and liabilties
(Increase) decrease in accounts receivable	819	(719)
(Increase) decrease in advance to employee	1,837	(1,837)	-
Decrease in other receivables	-	19,093	-
Increase (decrease) in accrued expenses	(35,364)	39,376	13,993
Increase in other current liabilities	39,261	(1,070)	35,237
Increase in rent payable	-	-	3,750
Decrease (increase) in inventory	-	8,416	(15,564)
Increase (decrease) in taxes payable	(17)	(1,246)	1,619
Net Cash Consumed By Operating Activities	(20,175)	(20,695)	(865,413)

CASHFLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASHFLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Proceeds of shareholder advances	300	18,400	218,700
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliates	15,464	5,091	218,742
Repayment of advances from affilates	-	-	(200,000)
Net Cash Provided By Financing Activities	15,764	23,491	1,029,050
Effect on cash of exchange rate changes	113	67	36
Net Change In Cash	(4,298)	2,863	2,173
Cash balance, beginning of period	6,471	3,608	-
Cash balance, end of period	2,173	6,471	2,173
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Restated)

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
(Restated)

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

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income, principal among these has been unrealized gains and losses from exchange rate fluxuation.

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

3. Restatements

On April 27, 2009, the Company acquired 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was 200,000 shares of Company common stock. This acquisition has been accounted for under the provisions of pronouncements of the FASB, as an acquisition of an entity under common control. This accounting is similar to the accounting for a pooling of interests. In previous filings, this acquisition was incorrectly accounted for by applying the principles of Purchase Accounting. All of the adjustments presented in this Restatement footnote are the result of changing to the correct method of accounting for this acquisition.

The acquisition of Water had no affect on reported per share results for any of the periods for which reports have been issued.

Balance Sheet December 31, 2008

	Previously Reported		Adjustments	As Restated
Cash		$1,877	$296	$2,173
Total Assets		$1,877	$296	$2,173
Accrued Expenses		$14,054	$2,103	$16,157
Other Current Liabilities	$		$70,103	$70,103
Total Current Liabilities		256,404	72,206	328,610
Common Stock		46,506	200	46,706
Additional Paid In Capital		490,894	255,408	746,302
Deficit Accumulated During Development Stage		(791,927)	(310,885)	(1,102,812)
Comprehensive Loss			(16,633)	(16,633)
Total Stockholder' Deficit		(254,527)	(71,910)	(326,437)
Total Liabilities and Stockholders' Deficit		$1,877	$296	$2,173

Balance Sheet December 31, 2007

	Previously Reported		Adjustments	As Restated
Cash		$5,575	$896	$6,471
Accounts Receivable	$		$754	$754
Total Assets		$7,412	$1,650	$9,062
Accrued Expenses		$5,926	$41,760	$47,686
Other Current Liabilties			5,999	5,999
Total Current Liabilities		247,976	47,759	295,735
Common Stock		46,506	200	46,706
Additional Paid In Capital		490,894	255,408	746,302
Deficit Accumulated During Development Stage		(777,964)	(298,137)	(1,076,101)
Other Comprehensive Income		-	(3,580)	(3,580)
Total Stockholder' Deficit		$(240,564)	$(46,109)	$(286,673)
Total Liabilities and Stockholders' Deficit		7,412	1,650	9,062

Statement of Operations and Accumulated Deficit December 31, 2008

	Previously Reported	Adjustments	As Restated
Expenses	$(12,699)	$(12,750)	$(25,449)
Operating Loss	(12,699)	(12,750)	(25,449)
Interest Income		1	1
Other Income		1	1
Loss Accumulated During Development Stage	(13,963)	(12,748)	(26,711)
Other Comprehensive Loss		(13,053)	(13,053)
Total Comprehensive Loss	(13,963)	(25,801)	(39,764)
Weighted Average Shares	46,506,300	200,000	46,706,300

Statement of Operations and Accumulated Deficit
Year Ended December 31, 2007

	Previously Reported	Adjustments	As Restated
Revenue	$-	$32,549	$32,549
Cost of Sales	-	23,980	23,980
Gross Profit	-	8,569	8,569
Expenses	(14,979)	(78,010)	(92,989)
Write off of inventory	-	(15,564)	(15,564)
Operating Loss	(14,979)	(85,005)	(99,984)
Interest Income		3	3
Other Income		95	95
Loss Accumuated During Development Stage	(16,001)	(84,907)	(100,908)
Other Comprehensive Income		(1,713)	(1,713)
Total Comprehensive Loss	$(16,001)	$(86,620)	$(102,621)
Weighted Average Shares	46,506,300	200,000	46,706,300

Statement of Operations and Accumulated Deficit
For the Period December 1, 1997 to December 31, 2008

	Previously Reported	Adjustments	As Restated
Revenue	$91,912	$32,549	$124,461
Cost of Sales		23,980	23,980
Gross Profit	91,912	8,569	100,481
Expenses	(781,479)	(251,266)	(1,032,745)
Expenses	-	(68,288)	(68,288)
Operating Loss	(793,095)	(310,985)	(1,104,080)
Interest Income	3,454	(3,450)	4
Other Income		3,550	3,550
Loss Accumuated During Development Stage	(791,927)	(310,885)	(1,102,812)
Other Comprehensive (loss)		(16,633)	(16,633)
Total Comprehensive Loss	$(791,927)	$(327,518)	$(1,119,445)

Statement Of Cash Flows
For The Year Ended December 31, 2008

	Previously Reported	Adjustments	As Restated
Net Loss	$(13,963)	$(12,748)	$(26,711)
Decrease in accounts receivables	-	819	819
Increase in accounts payable	-	39,977	39,977
Decrease in taxable payable	-	(17)	(17)
Increase in deposits	-	(715)	(715)
Increase (decrease) in accrued expenses	8,128	(43,493)	(35,365)
Cash (consumed) provided by operating activities	(3,998)	(16,177)	(20,175)
Proceeds of short term loan	-	15,464	15,464
Cash provided by financing activities	300	15,464	15,464
Effect on cash of exchange rate changes	-	113	113
Net change in cash	(3,698)	(600)	(4,298)
Cash balance, beginning of period	5,575	896	6,471
Cash balance, end of period	1,877	296	2,173

Statement Of Cash Flows
For The Year Ended December 31, 2007

	Previously Reported	Adjustments	As Restated
Net Loss	$(16,001)	$(84,907)	$(100,908)
Decrease in other receivables	-	19,093	19,093
Increase in accounts receivable	-	(719)	(719)
Decrease in accounts payable	-	(1,697)	(1,697)
Increase in taxes payable	-	1,246	1,246
Decrease in deposits	-	627	627
Increase in accrued expenses	3,512	35,864	39,376
Decrease in inventory		23,980	23,980
Cash consumed by operating activities	(14,182)	(6,513)	(20,695)
Proceeds of short term loan	-	5,091	5,091
Net cash provided by financing activities	18,400	5,091	23,491
Effect on cash of exchange rate changes	-	67	67
Net change in cash	4,218	(1,355)	2,863
Cash balance, beginning of period	1,357	2,251	3,608
Cash balance, end of period	5,575	896	6,471

Statement Of Cash Flows
For The Period December 1, 1997 (Date of Inception) to December 31, 2008

	Previously Reported	Adjustments	As Restated
Net Loss	$(791,927)	$(310,885)	$(1,102,812)
Increase in cccrued expenses	14,054	(61)	13,993
Increase in other accounts payable	-	35,237	35,237
Increase taxes payable	-	1,619	1,619
Cash consumed by operating activities	(591,323)	(274,090)	(865,413)
Proceeds of short term loan	-	18,742	18,742
Issuance of common stock to shareholders	446,100	255,608	701,708
Cash provided by financing activities	754,700	274,350	1,029,050
Effect of exchange rate on cash	-	36	36
Net change in cash	1,877	296	2,173
Cash, Beginning of period	-	-	-
Cash, end of period	1,877	296	2,173

Statement Of Changes In Equity
December 31, 2008

	Previously Reported	Adjustments	As Restated
Shares Of Stock	$46,506,300	$200,000	$46,706,300
Par Value	46,506	200	46,706
Additional Paid In Capital	490,894	(200)	746,302
		255,608
Deficit Accumulated	(791,927)	(310,885)	(1,102,812)

Comprehensive Income	-	(16,633)	(16,633)
	(254,527)	(71,910)	(326,437)

Statement Of Changes In Equity
December 31, 2007

	Previously Reported	Adjustments	As Restated
Shares Of Stock	$46,506,300	$200,000	$46,706,300
Par Value	46,506	200	46,706
Additional Paid In Capital	490,894	(200)	746,302
		255,608
Deficit Accumulated	(777,964)	(298,137)	(1,076,101)

Comprehensive Income	-	(3,580)	(3,580)
	(240,564)	(46,109)	(286,673)

4. GOING CONCERN

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

5. RELATED PARTY TRANSACTIONS

During 2007, a company controlled by the principal Company shareholder, who is also chairman of the Board of Directors, advanced $5,340 to the Company. During 2008, this company advanced an additional $17,702. These advances were due on demand and did not bear interest. The advances were repaid during 2009.

During the year 2006, the principal Company shareholder advanced $110,000 and a company controlled by the principal shareholder advanced $10,000. In 2007, the secretary of the Company made advances which totaled $18,400, and in 2008 she advanced an additional $300. The $110,000 advance does not require interest; the other advances bear interest at 4.45%. All of these advances are due on demand.

The Company had a contractual arrangement for administrative services with Lina Lei, secretary of the corporation. This arrangement was terminated during 2006.

6. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but has not demanded a refund. The Company intends to repay the $99,900 during 2010.

7. EXPENSES

Expenses consist primarily of professional fees ($10,188), transfer agent fees ($2,100), and filing fees ($410).

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

8. INCOME TAXES

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

9. RENTALS UNDER OPERATING LEASES

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This arrangement is on a month to month basis. There was no rent expense incurred in 2008 or 2007.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either 2008 or 2007.

11. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

12. CONTINGENCY

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company, were named as defendants. The lawsuit was settled in May 2007. Under the terms of the settlement, the Company, its affiliate, and the officer were obligated to pay $260,000 in monthly installments of $10,000 each. Thus far, payments totaling $220,000 have been made against this obligation. Management does not expect further payment to be required. The Company has not made any of these payments, and management does not expect that any payments will be required from the Company.

13. SUBSEQUENT EVENTS

On April 27, 2009, the Company acquired 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition is to be 200,000 shares of Company common stock. Water is a Japanese corporation which has been in the business of packaging and selling bottled water in the Far East. At March 31, 2009, Water had assets of $172 and liabilities which totaled $66,977. It had no revenue during the year 2008 and expenses totaled $91,172. Thus, it sustained a net loss during the year 2008 of $91,172. Except as described in Note 14, Water had no revenue or expenses during the year ended December 31, 2009.

14. Acquisition of Licensing Rights

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

The Company has estimated the useful life of this agreement to be five years. In making this estimate, consideration was given to the competitive environment in which this system will be used and the fact that it is technology based. The system was placed in service November 15, 2009; amortization of the cost of the rights will begin on that date.

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

Date: July 8, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer