Form 10-Q/A
period 2009-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2010-09-27
CIK 1168663

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of September 30, 2010.

This second, and third Amendment on Form 10-Q/A amends the Company's Annual Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009, filed with the Securities and Exchange Commission ("SEC") on June 6, 2009 (the "1st amendment"). This amendment revises our financial statements and certifications in response to a comment letter from the SEC dated September 9, 2009, and December 15, 2009.

The following table details amendments made, which also include changes from the Original 10-Q filing.

Section	Previous	Amendment	Explanation
Part 1 Item 1. Financial Statements	(Refer to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)	(Refer to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)	With the acquisition of Amanasu Support Corporation (formerly Amanasu Water Corporation), the Financial Statements have been restated to reflect the consolidation. Changes will not be detailed in this section, as they are already detailed in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Restated)

	March 31, 2009 (Unaudited)	December 31, 2008 (Derived from Audited Balance Sheets)
Assets
Current Assets
Cash	$2,049	$2,173
Total Current Assets	2,049	2,173
Total Assets	$2,049	$2,173

Liabilities And Stockholders' Deficit
Current Liabilities
Accrued Expenses	$15,500	$14,054
Taxes Payable	1,850	2,102
Rent Payable	3,750	3,750
Advances From Shareholders	138,700	138,700
Advances From Affiliates	22,614	24,341
Other Advances	99,900	99,900
Other Current Liabilities	$42,516	$45,763
Total Current Liabilities	324,830	328,610
Stockholders' Deficit
Common Stock: authorized 100,000,000 shares of $0.001 par value; 46,706,300 issued and outstanding	46,706	46,706
Additional Paid In Capital	746,302	746,302
Deficit accumulated during development stage	(1,104,258)	(1,102,812)
Accumulated other comprehensive loss	(11,531)	(16,633)
Total stockholders' deficit	(322,781)	(326,437)

Total Liabilities and Stockholders' Deficit	$2,049	$2,173
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)
(Restated)

	Three Month Periods Ended March 31,		December 1, 1997 (Date of Inception)
	2009	2008	To March 31, 2009
Revenue	$-	$-	$124,461
Cost of goods sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	(105)	(17,797)	(1,085,574)
Impairment Charge - write down of licensing agreement	-	-	(15,564)
Write off of inventory	-	-	(103,528)
Operating Loss	(105)	(17,797)	(1,104,185)
Other Income (Expense) :
Interest Income	-	1	3,550
Other Income	-	-	4
Interest expense	(1,341)	-	(3,627)
Loss accumulated during developing stage	(1,446)	(17,796)	(1,104,322)
Other Comprehensive Income (Loss)	5,102	(2,964)	(11,531)
Total Comprehensive Income (Loss)	3,656	(20,760)	(1,115,789)
Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,706,300	46,706,300
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Restated)

	Three Month Periods Ended March 31,		December 1, 1997 (Date of Inception)
	2009	2008	To March 31, 2009
CASH FLOWS FROM OPERATIONS
Net Loss	$(1,446)	$(14,796)	$(1,104,258)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash
Depreciation and amortization	-	144	57,972
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Write off of inventory	-	-	15,564
Changes in assets and liabilities
Increase (decrease) in accrued expenses	1,335	(5,499)	15,500
Increase in rent payable	-	-	3,750
Increase in inventory	-	-	(15,564)
Increase (decrease) in other current liabilities	(3,247)	-	42,516
Increase (decrease) in taxes payable	(252)	-	1,850
Net Cash Consumed By Operating Activities	(3,610)	(20,151)	(857,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	-	17,920	218,700
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	(1,727)	-	(200,000)
Net Cash Provided By Financing Activities	(1,727)	17,920	1,032,922
Effect on cash of exchange rate changes	5,213	(2,954)	(11,531)
Net Change In Cash	(124)	(5,185)	2,049
Cash balance, beginning of period	2,173	6,471	-
Cash balance, end of period	$2,049	$1,286	$2,049
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

3. RESTATEMENTS

On April 27, 2009, the Company acquired 100% of the capital stock of Amanasu Water Corporation (Water) from a company which is controlled by the principal Company Shareholder, who is also Chairman of the Board of Directors of the Company. Consideration for this acquisition was 200,000 shares of Company common stock. Water is a Japanese corporation which had been in the business of packaging and selling bottled water in the Far East. This acquisition has been accounted for under provisions of pronouncements of the Financial Accounting Standards Board (FASB), as an acquisition of an entity under common control. This accounting is similar to the accounting for a pooling of interests. In previous filings, this acquisition was incorrectly accounted for by applying the principles of Purchase Accounting. All of the adjustments presented in this Restatement footnote are the result of changing to the correct method of accounting for this acquisition.

The acquisition of Water had no affect on reported per share results for any of the periods for which reports have been issued.

BALANCE SHEET DECEMBER 31, 2009

	Previously Reported	Adjustments	As Restated
Cash	$1,877	$172	$2,049
Total Assets	1,877	172	2,049
Taxes payable	-	1,850	1,850
Advances from affiliate	-	22,614	22,614
Other current liabilities	-	42,516	42,518
Total Current Liabilities	257,850	66,980	324,830
Par Value	46,506	200	46,706
Additional paid in capital	490,894	255,408	746,302
Deficit accumulated during development stage	(793,373)	(310,885)	(1,104,258)
Accmulated other comprehensive loss	-	(11,531)	(11,531)
Total stockholders' deficit	(255,973)	(66,808)	(322,781)
Total Liabillities and Stockholders' Deficit	1,877	172	2,049

Statement Of Operations and Accumulated Deficit
Three Months Ended March 31, 2008

	Previously Reported	Adjustments	As Restated
Expenses	$(25,321)	$7,524	$(17,797)
Operating loss	(25,321)	7,524	(17,797)
Interest income	-	1	1
Loss accumulated during development stage	-		(17,796)
Other comprehensive loss	(25,321)	7,525	(2,964)
Total comprehensive loss	-	4,561	(20,760)
Weighted average shares	46,506,300	200,000	46,706,300

Statement Of Operations and Accumulated Deficit
Three Months Ended March 31, 2009

	Previously Reported	Adjustments	As Restated
Expenses	$(1,446)	$1,341	$(105)
Operating loss	(1,446)	1,341	(105)
Interest expense	-	(1,341)	(1,341)
Loss accumulated during development stage	(1,446)	-	(1,446)
Other comprehensive loss	-	5,102	5,102
Total comprehensive loss	(1,446)	5,102	3,656
Weighted average shares	46,506,300	200,000	46,706,300

Statement of Operations and Accumulated Deficit
For the Period December 1, 1997 to March 31, 2009

	Previously Reported	Adjustments	As Restated
Revenue	$91,912	$32,549	$124,461
Cost of sales	-	23,980	23,980
Gross profit	91,912	8,569	100,481
Expenses	(782,925)	(249,925)	(1,032,850)
Write-off of inventory	-	(68,288)	(68,288)
Operating loss	(794,541)	(309,644)	(1,104,185)
Interest income	3,454	96	3,550
Other income	-	4	4
Interest expense	(2,286)	(1,341)	(3,627)
Loss accumulated during development stage	(793,373)	(310,885)	(1,104,258)
Other comprehensive income	-	(11,531)	(11,531)
Total comprehensive loss	(793,373)	(322,416)	(1,115,789)

AMANASU TECHNO HOLDINGS
DECEMBER 31, 2008
Statement of Cash Flows
For the Three Month Period Ended March 31, 2008

	Previously Reported	Adjustments	As Restated
Net loss	$(25,321)	$10,525	$(14,796)
Decrease in accrued expenses	10,732	(16,231)	(5,499)
Cash Consumed by Operating Activities	(14,445)	(5,706)	(20,151)
Effect on cash of exchange rate changes	-	(2,954)	(2,954)
Net Change in Cash	3,475	(8,660)	(5,185)
Cash balance, beginning of period	-	6,471	6,471
Cash balance, end of period	3,475	(2,189)	1,286

Statement of Changes in Cash Flows
For the Three Month Period Ended March 31, 2009

	Previously Reported	Adjustments	As Restated
Increase in accrued expenses	$1,446	$(111)	$1,335
Increase in taxes payable	$-	$(252)	$(252)
Increase (decrease) in other current liabilities	-	(3,247)	(3,247)
Cash Consumed By Operating activities	-	(3,610)	(3,610)
Repayment of advances from affilate	$-	$(1,727)	$(1,727)
Cash Consumed by Financing Activities	$-	$(1,727)	$(1,727)
Effect of exchange rates on cash	-	5,213	5,213
Net Change in Cash	-	(124)	(124)
Cash balance, beginning of period	1,877	296	2,173
Cash balance, end of period	1,877	172	2,049

Statement of Cash Flows
For the Period December 1, 1997 (Date of Inception) to March 31, 2009

	Previously Reported	Adjustments	As Restated
Net loss	$(793,373)	$(310,885)	$(1,104,258)
Write off of inventory	-	15,564	15,564
Increase in inventory	-	(15,564)	(15,564)
Increase (decrease) in other current liabilities	-	42,516	42,516
Decrease in taxes payable	-	1,850	1,850
Cash Consumed By Operating Activities	(591,323)	(266,519)	(857,842)
Issuance of common stock to shareholders	446,100	255,608	701,708
Advances from affilate	200,000	22,614	222,614
Net cash provided by financing activities	754,700	278,222	1,032,922
Effect of exchange rate on cash	-	(11,531)	(11,531)
Net Change in Cash	1,877	172	2,049
Cash, beginning of period	1,877	172	2,049

4. SUBSEQUENT EVENTS

On April 27, 2009, the Company acquired rights to a process entitled the Haruka (formerly known as "Heartlet"), an automatic personal waste disposal unit. The agreement initially required payments totaling $523,300. It was subsequently amended on November 2, 2009. Consideration for this amended contract was $156,990. The $156,990 purchase price was financed by a non interest bearing demand loan.

The Company has estimated the useful life of this agreement to be five years. In making this estimate, consideration has been given to the competitive environment in which this system will be used and the fact that it is technology based. The system was placed in service November 15, 2009; amortization of the cost of the rights will begin on that date.

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during these periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies' annual report on Form 10-K and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2008.

The consolidated financial statements for the quarter ended March 31, 2009 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $322,781 as of March 31, 2009 as well as an accumulated deficit of $1,104,258. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

PLAN OF OPERATION

The Company is a development stage company. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

As of the fiscal year ending December 31, 2008, Amanasu Techno Holdings Corporation (herein after the "Company"), planned to acquire Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name to manufacture and market two technologies which the Company believes have great market potential. And on April 27, 2009 the agreement was signed and executed.

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently in the initial stages of negotiations for a distribution contract; however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

The second technology is a automated human waste collection and cleaning machine "Heartlet", developed by Nanomax Corporation in Japan. The Heartlet is a machine used in retirement homes, hospitals, and even in private residences. The Heartlet allows the patient maximum comfort. The Heartlet lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology extremely competative even in the current global economic crisis. The company is currently in the initial stages of negotiations for a distribution contract and/or Marketing and Manufacturing RIghts; however, the Company cannot guarantee if the results of the negotiations will be favorable for the Company.

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target in the next two years is to raise $30,000,000.

FINANCIAL RESULTS

The Company did not generate any revenues for the three months ended March 31, 2009 or for the same period in 2008 and interest earned on bank deposits in 2008 period was nil. No interest was earned on bank deposits for 2009.

Total expenses for the three months period ended March 31, 2009 was $105 compared to $17,797 for the same period of 2008. The decrease is due primarily to irregularity in professional fee invoicing.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above under Plan of operation, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $125,000 for the next 12 months. This amount is comprised of the following estimated costs; salaries for office personnel and consultants, rent, professional fees and miscellaneous expenses. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for the next 12 months. There are no material commitments for capital at this time but the Company and/or Amanasu Support may need to issue and sell shares to gain capital for operations. The Company may also borrow from its shareholders, but such loans are not assured.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of this Form 10Q/A. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have not functioned effectively so as to provide information necessary whether:

(i) this quarterly report on Form 10-Q/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q/A, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10-Q/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 Q/A.

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

Date: September 30, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer