Form 10-K
period 2010-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2011-06-20
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.01 and $2.00 per share since that date. As of March 31, 2011 there were 51 registered holders of record of our common stock.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2010
Common stock price per share:
High	$0.01	$0.02	$0.02	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01	$0.01
Fiscal Year 2009
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

Results of Operations

During the fiscal 2010 and 2009, the Company spent $-0- and $-0- respectively on research and development.

Total Assets as of December 31, 2010 were $178,018, compared to 2,173 during the same period in 2009. The increase in Assets is due primarily to the acquisition of Amanasu Water Corporation.

Total Current Liabilities during December 31, 2010 was $530,286 compared to $328,610 during the same period in 2009. The increase is primarily due to the acquisition of Amanasu Water Corporation.

Selling and administrative expenses as during December 31, 2010 was $(128,436) compared to (25,449) during the same period in 2009. The decrease is due primarily to the acquisition of Amanasu Water Corporation.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Techno Holdings Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (a development stage company) as of December 31, 2010 and 2010, and the related consolidated statements of operations and deficit accumulated during development stage, consolidated changes in stockholders' equity, and consolidated cash flows for the years ended December 31, 2010 and 2010. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Amanasu Techno Holdings Corporation as of December 31, 2010 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at December 31, 2010 the Company had a working capital deficency of $510,822 as well as an accumulated deficit of $1,228,696. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do note include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
June 20, 2011
Wayne, New Jersey

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$2,118	$2,173
Prepaid expense	17,346	-
Total current assets	19,464	2,173
Other Assets
License agreement	162,619	-
Less, accumulated amortization	4,065	-
Total other assets	158,554	-
Total Assets	$178,018	$2,173

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Short term note payable	$162,619	$-
Short term loan	54,206	-
Accrued expenses	60,095	16,157
Rent payable	3,750	3,750
Taxes payable	1,951	-
Advances from shareholders	147,765	138,700
Other advance	99,900	99,900
Other current liabilities	-	70,103

Total current liabilities	530,286	328,610

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2010	Year 2009	December 1, 1997 (Date of Inception) to December 31, 2010
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	(128,436)	(25,449)	(1,032,745)
Write off of invenetory	-	-	(68,288)
Impairment Charge write down of licensing
agreement	-	-	(103,528)
Operating Loss	(128,436)	(25,449)	(1,104,080)
Other Income (Expense):
Interest Income	-	1	4
Other Income	-	1	3,550
Interest Expense	-	(1,264)	(2,286)
Loss accumulated during development stage	(126,629)	(26,711)	(1,102,812)
Other Comprehensive Increase (Loss)	3,145	(13,053)	(16,633)
Total Comprehensive Loss	$(123,484)	$(39,764)	$(1,119,445)

Loss per share - Basic and Diluted	$-	$-
Weighted Average number of shares outstanding	46,706,300	46,706,300
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period Ended December 1, 1997(Date of Inception) to December 31, 2010

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009
and
For the Period December 1, 1997 to December 31, 2010

	Year 2010	Year 2009	December 1, 1997 (Date of Inception) To December 31,2010
CASH FLOWS FROM OPERATIONS:
Net loss	$(26,711)	$(26,711)	$(1,102,812)
Adjustments to reconcile net loss to net cash consumed by operation activities: Charges not requiring outlay of cash:
Depreciation and amortization	-	-	57,972
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Changes in assets and liabilities
Increase (decrease) in accounts receivable	819	819
Decreases in other receivables	-	-	-
Increase (decrease) in accrued expenses	(35,365)	(35,365)	13,993
Increase (decrease) in other accounts payable	39,977	39,977	35,237
Increase in rent payable	-	-	3,750
Decrease (increase) in advance to employee	1,837	1,837	-
Decrease in inventory	-	-	-
Increase (decrease) in taxes payable	(17)	(17)	1,619
Increase (decrease) in deposits	(715)	(715)	-
Net Cash Consumed By Operating Activities	(20,175)	(20,175)	(865,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(160,000)
Net Cash Consumed By Investing Activities	-	-	(161,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	15,464	15,464	18,742
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Proceeds of shareholder advances	300	300	218,700
Repayment of Shareholder advances	-	-	(80,000)
Advances From Affiliates	-	-	200,000
Repayment of advances from affiliates	-	-	(200,000)

Net Cash Provided By Financing Activities	15,764	15,764	1,029,050
Effect on cash of exchange rate changes	113	113	36
Net Change In Cash	(4,298)	(4,298)	2,173
Cash balance, beginning of period	2,173	6,471	-
Cash balance, end of period	$2,118	$2,173	$2,118
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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
December 31, 2010

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
December 31, 2010

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
December 31, 2010

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

Item 14. Principal Accounting Fees and Services

  Audit Fees during 2010 and 2009 were $6790.00 and $6790.00 respectively.
  Audit Related Fees during 2010 and 2009 were $3,750.00 and $3,750.00 respectively.
  Caption Tax Fees during 2010 and 2009 were $690.00 and $690.00 respectively.
  All Other Fees during 2010 and 2009 were $0.00 and $0.00 respectively.
  N/A
  (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
  Not greater than 50% for 2010 and 2009.
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
June 20, 2011
Chairman & Chief Executive Officer
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Atsushi Maki
June 20, 2011
Director