Form 10-Q
period 2011-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2011-08-22
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORPRATION

(Exact name of registrant as specified in its charter)

Nevada	98-0351508
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date: 46,706,300 as of  June 30, 2011.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the six month and three month periods ended June 30, 2011 and 2010 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$159	$216
Prepaid expense	-	243
Total current assets	159	459
Other Assets
Security deposit	233	232
Total other assets	233	232
Total Assets	$392	$691

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Short term notes payable	$246,944	$245,238
Accrued expenses	173,142	171,021
Rent payable	3,750	3,750
Taxes payable	4,445	4,414
Advances from shareholders	159,740	157,605
Other advance	99,900	99,900
Deposits	3,083	3,062
Total current liabilities	691,004	684,990
Stockholders' Deficit
Common stock: authorized 100,000,000 shares of $0.001
par value; 46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	844,687	844,687
Additional paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,118,192)	(1,177,687)
Accumulated other comprehensive loss	(48,341)	(45,621)
Deficit attributable to Amanasu Techno Holdings
Corporation	(419,610)	(356,618)
Noncontrolling interest	(5,862)	(5,766)
Total deficit	(690,612)	(684,299)

Total Liabilities and Stockholders’ Deficit	$392	$691

These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Month Periods Ended June 30,			December 1, 1997 (Date of Inception) to June 30,
	2011		2010	2010
Revenue $		$		$124,461
Cost of goods sold	-		-	23,980
Gross profit	-		-	100,481
Expenses	(3,594)		(61,982)	(1,275,937)
Write off of inventory	-		-	(68,288)
Impairment Charge - write down of
licensing agreement	-		-	(235,888)
Operating Loss	(3,594)		(61,982)	(1,479,632)
Other Income (Expense):
Interest income	-		2	6
Other income	-		-	3,550
Interest expense	-		(639)	(8,458)
Loss accumulated during
developing stage	(3,594)		(62,619)	(1,484,534)
Less, accumulated loss attributable
to noncontrolling interest	96		862	4,367
Loss accumulated during
development stage attributable
to Amanasu Techno
Holdings Corporation	(3,498)		(61,757)	(1,480,167)

Other comprehensive loss - foreign currency translation adjustments	(2,720)		(5,354)	(48,341)
Total comprehensive loss

Total comprehensive loss	$(6,218)		$(67,111)	$(1,528,508)

Loss per share - basic and diluted $	-		$-
Weighted average number of
shares outstanding	46,706,300	46,706,300

These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended June 30,			December 1, 1997 (Date of Inception) to June 30,
	2011		2010	2010
Revenue $		$		$124,461
Cost of goods sold	-		-	23,980
Gross profit	-		-	100,481
Expenses	(911)		(29,853)	(1,275,937)
Write off of inventory	-		-	(68,288)
Impairment Charge - write down of
licensing agreement	-		-	(235,888)
Operating Loss	(911)		(29,853)	(1,479,632)
Other Income (Expense):
Interest income	-		-	6
Other income	-		-	3,550
Interest expense	-		(320)	(8,458)
Loss accumulated during
developing stage	(911)		(30,173)	(1,484,534)
Less, accumulated loss attributable
to noncontrolling interest	52		444	4,367
Loss accumulated during
development stage attributable
to Amanasu Techno
Holdings Corporation	(859)		(29,729)	(1,480,167)

Other comprehensive loss – foreign currency translation adjustments	(8,854)		(4,985)	(48,341)
Total comprehensive loss

Total comprehensive loss	$(9,713)		$(34,714)	$(1,528,508)

Loss per share - basic and diluted $	-		$-
Weighted average number of
shares outstanding	46,706,300	46,706,300

These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Periods Ended June 30,		December 1, 1997 (Date of Inception)
	2011	2010	To June 30,2011
CASH FLOWS FROM OPERATIONS
Net Loss	$(3,498)	$(61,757)	$(1,291,198)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	-	16,400	78,378
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(96)	(862)	(2,669)
Changes in assets and liabilities:
Decrease in prepaid expense	243	-	(17,093)
Increases in accrued expenses	2,141	39,371	96,142
Increase in rent payable	-	-	3,750
Decrease in other accounts payable	-	-	(8,945)
Decrease in other current liabilities	-	-	-
Increase in taxes payable	-	-	1,512
Increase in deposits	-	-	2,667
Net Cash Consumed By Operating Activities	(1,210)	(6,848)	(1,012,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amounts due for licensing
agreement	-	-	(320,228)
Other investments	-	(207)	(207)
Net Cash Consumed By Investing Activities	-	(207)	(321,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	2,515	234,894
Repayment of short term loan	-	-	(23,500)
Proceeds of sale of noncontrolling interest	-	-	101,478
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	-	3,650	231,282
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	-	6,165	1,335,762
Effect on cash of exchange rate changes	1,153	643	(975)
Net Change In Cash	(57)	(247)	224
Cash balance, beginning of period	216	471	-
Cash balance, end of period	$159	$224	$224
	These statements should be read in conjunction with the year-end financial statements. 5

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2011 and 2010 and for the three and six month periods ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2011, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

4.  EXPENSESMajor items included in expenses are presented below.

	Six Month Period		Three Month Period
	2011	2010	2011	2010
Storage cost	$2,278		$250
Professional fees	1,281		643

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2010.

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727 . The Tokyo branch has relocated from 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan to 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Telephone: 03-5413-7322.

Current

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company will assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market 2 technologies which the Company believes has great market potential.

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

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now currently seeking  manufacturing partners.

History

The Company is a development stage company and significant risks exist with respect to its business (see "Cautionary Statements" below). The Company received the exclusive worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to Amanasu Technologies Corporation, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

The market place for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. To meet the economical sale price requirement the Company planned to conduct their manufacturing in China to reduce cost, and hoped it would meet the Company's expectations; however, significant difficulty with protecting the Company's proprietary technology unexpectedly emerged. In addition to proprietary issues, there were major concerns in customer service follow-ups (i.e. product warranty, maintenance, etc). The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed appropriately, would prove to be an overwhelming liability for the Company. To solve the two major issues, the Company decided to initiate a cooperative with a company that already produces completed electric scooters in a successful marketing condition. Evader Motersports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. Evader, in turn, would manage customer-service concerns. The Company was granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels provided that it was agreed upon by both parties. The Company also considered Evader as a prospective company to share its technology with to create improved and more advanced electric scooters. The Company believed that with a combined effort using both companies' resources and technology, the resulting product would make a stronger impact on the market.

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

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as Pixen Inc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public by early 2007. Its DAA (Defensive Aromatic Air) is its current flagship product.

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

With uncertainty in the amount of time taken to obtain approval from the FDA for various technologies by Seems Inc, the Company decided to begin a new project in the Food/Beverage industry, specifically Franchise management under the new leadership of Yukinori Yoshino, who was appointed President of the Company as of October 16th, 2007; however, due to personal reasons unrelated to the Company, Mr. Yoshino stepped down as President as of May 11, 2009, with the Chairman Mr. Atsushi Maki assuming the position of Chief Executive Officer.

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

The Company believes that the Haruka is a Class I medical device, which has a much shorter approval process.  Amanasu Support has tentative plans for production to start during 2011, however, cannot guarantee this schedule.

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

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target is to raise $30,000,000 in the near future.

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

FINANCIAL RESULTS

Total Assets as at June 30, 2011 was $392 compared to $691 at December 31, 2010. The decrease is due  to the incurrance of expenses during the 2011 period.

Total current liabilities as at June 30, 2011 was $691,004 compared to $684,990 at December 31, 2010. The increase is due primarily to increases in accrued expenses.

Expenses for the six month period ended June 30, 2011 was $3,594 compared to $61,982 for the same period of 2010. The decrease is due primarily to careful management of cost.

Net Loss for the six month period ended June 30, 2011 was $3,498 compared to $62,619 for the same period of 2010. The decrease is due primarily to cost management,  as noted above.

Expenses for the three month period ended June 30, 2011 was $911 compared to $29,853 for the same period of 2010. The decrease is due primarily to careful management of cost.

Net Loss for the three month period ended June 30, 2011 was $859 compared to $29,729 for the same period of 2010. The decrease is due primarily to cost management,  as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. The Company does not have sufficient cash on hand to support its overhead for the next 12 months and has no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritck will need to issue and sell shares to gain capital for operations.

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

Date: August 22, 2011

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer