Form 10-Q
period 2011-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2011-11-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

Yes	X	No	___

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	___	No	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	___	No	____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date: 46,706,300 as of  November 8, 2011.

AMANASU TECHNO HOLDINGS CORPORATION QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the six month and three month periods ended September 30, 2011 and 2010 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$151	$216
Prepaid expense	-	243
Total current assets	151	459
Other Assets
Security deposit	247	232
Total other assets	247	232
Total Assets	$398	$691

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Short term notes payable	$260,998	$245,238
Accrued expenses	180,963	171,021
Rent payable	3,750	3,750
Taxes payable	4,698	4,414
Advances from shareholders	160,661	157,605
Other advance	99,900	99,900
Deposits	3,333	3,062
Total current liabilities	714,303	684,990

Stockholders' Deficit
Common stock: authorized 100,000,000 shares of 0.001 par value; 46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	844,687	844,687
Additional paid in capital - options	10,000	10,000
Accumulated other comprehensive loss	(70,679)	(45,621)
Deficit attributable to Amanasu Techno Holdings Corporation	(1,538,779)	(1,534,305)
Noncontrolling interest	(5,840)	(5,766)
Total deficit	(713,905)	(684,299)

Total Liabilities and Stockholders’ Deficit	$398	$691

These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

		Nine Month Periods Ended September 30,			December 1, 1997 (Date of Inception)to September 30,
		2011		2010	2011
Revenue	$		$		$124,461
Cost of goods sold		-		-	23,980
Gross profit		-		-	100,481
Expenses		(4,548)		(93,373)	(1,276,891)
Write off of inventory		-		-	(68,288)
Impairment Charge - write down of licensing agreement		-		-	(235,888)
Operating Loss		(4,548)		(93,373)	(1,480,586)
Other Income (Expense):
Interest income		-		2	6
Other income		-		-	3,550
Interest expense		-		(1,278)	(8,458)
Loss accumulated during developing stage		(4,548)		(94,649)	(1,485,488)
Less, accumulated loss attributable to noncontrolling interest		74		1,021	4,345
Loss accumulated during development stage attributable to Amanasu Techno Holdings Corporation		(4,474)		(93,628)	(1,481,143)

Other comprehensive loss - foreign currency translation adjustments		(25,058)		(15,081)	(70,679)
Total comprehensive loss

Total comprehensive loss		$(29,532)		$(108,709)	$(1,551,822)

Loss per share - basic and diluted		$-			$
Weighted average number of shares shares outstanding		46,706,300		46,706,300

These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended September 30,		December 1, 1997 (Date of Inception) to September 30,
	2011	2010	2011
Revenue	$	$	$124,461
Cost of goods sold	-	-	23,980
Gross profit	-	-	100,481
Expenses	(954)	(31,391)	(1,276,891)
Write off of inventory	-	-	(68,288)
Impairment Charge - write down of licensing agreement	-	-	(235,888)
Operating Loss	(954)	(31,391)	(1,480,586)
Other Income (Expense):
Interest income	-	-	6
Other income	-	-	3,550
Interest expense	-	(639)	(8,458)

Loss accumulated during developing stage	(954)	(32,030)	(1,485,488)

Less, accumulated loss attributable to noncontrolling interest	22	159	4,345

Loss accumulated during development stage attributable to Amanasu Techno Holdings Corporation	(932)	(31,871)	(1,481,143)

Other comprehensive loss - foreign currency translation adjustments	(22,138)	(9,727)	(70,679)
Total comprehensive loss

Total comprehensive loss	$(23,078)	$(41,598)	$(1,551,822)

Loss per share - basic and diluted	$-		$

Weighted average number of shares shares outstanding	46,706,300	46,706,300

These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Periods Ended September 30,		December 1, 1997 (Date of Inception) To September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATIONS
Net Loss	$(4,474)	$(93,628)	$(1,292,174)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	-	10,255	78,378
Impairment of licensing agreement	-	-	103,528
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(74)	(1,021)	(2,647)
Changes in assets and liabilities:
Decrease in prepaid expense	245	(1,776)	(17,091)
Increases in accrued expenses	2,194	87,371	96,195
Increase in rent payable	-	-	3,750
Decrease in other accounts payable	-	-	(8,945)
Increase in taxes payable	-	-	1,512
Increase in deposits	-	-	2,667
Net Cash Provided By Operating Activities	(2,109)	1,201	(1,013,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amounts due for licensing agreement	-	-	(320,228)
Other investments	-	(219)	(207)
Net Cash Consumed By Investing Activities	-	(219)	(321,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	2,754	234,894
Repayment of short term loan	-	-	(23,500)
Proceeds of sale of noncontrolling interest	-	-	101,478
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	701,708
Shareholder deposits for common stock	-	-	70,000
Shareholder advances	2,039	3,650	233,321
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities	2039	6,404	1,337,801
Effect on cash of exchange rate changes	5	(7,639)	(2,188)
Net Change In Cash	(65)	(253)	151
Cash balance, beginning of period	216	471	-
Cash balance, end of period	$151	$218	$151
These statements should be read in conjunction with the year-end financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of September 30, 2011 and 2010 and for the three and nine month periods ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2011, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

4.  EXPENSES

Major items included in expenses are presented below.

	Nine Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2011
Storage cost	$2,505	$277
Professional fees	1,948	667

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

The Company believes that the Haruka is a Class I medical device, which has a much shorter approval process.  Amanasu Support has tentative plans for production during 2011, however, cannot guarantee this schedule.

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

FINANCIAL RESULTS

Total Assets as at September 30, 2011 was $398 compared to $691 at December 31, 2010. The decrease is due  to the incurrance of expenses during the 2011 period.

Total current liabilities as at September 30, 2011 was $714,303 compared to $684,990 at December 31, 2010. The increase is due primarily to increases in accrued expenses.

Expenses for the nine month period ended September 30, 2011 was $4,548 compared to $93,373 for the same period of 2010. The decrease is due primarily to careful management of cost.

Net Loss for the nine month period ended September 30, 2011 was $4,474 compared to $93,628 for the same period of 2010. The decrease is due primarily to cost management,  as noted above.

Expenses for the three month period ended September 30, 2011 was $954 compared to $31,391 for the same period of 2010. The decrease is due primarily to careful management of cost.

Net Loss for the three month period ended September 30, 2011 was $932 compared to $31,871 for the same period of 2010. The decrease is due primarily to cost management,  as noted above.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

Exhibit No.	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Techno Holdings Corporation

Date: November 8, 2011

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer