Form 10-K
period 2011-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2012-04-16
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORPRATION
(A DEVELOPMENT STAGE COMPANY)

(Exact name of registrant as specified in its charter)

Nevada	98-0351508
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4503 Bellevue Drive, Vancouver, BC V6R 1E4

(Address of principal executive offices)

212-836-4727

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
COMMON STOCK	OTC-BB

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✓	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter)  not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last day of the registrant’s most recently completed second quarter, was $63,326.00.

As of April 10, 2012 the registrant had 46,706,300 shares of Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMANASU TECHNO HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include forward looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Item 1A. Risk Factors") are disclosed below in the Item 1A. Risk Factors section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

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

Current

As of the the fiscal year ending April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company was to assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market technologies.  Subsequent to the balance sheet date, the Company interest in Amanasu Support Corporation was sold to an entity controlled by the Company president.

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

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now seeking, manufacturing partners.

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

In place of the electric scooter, other projects including a cooperative with Seems Inc., formerly introduced as Pixen Inc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public by early 2007. Its DAA (Defensive Aromatic Air) is its current flagship product. In addition to being an air purifying system, Seems' DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization, and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dog’s sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems's sensor is able to detect these scent profiles and display the digitized scent data.

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

The Company’s goal for the next 2 years is to enter into the NASDAQ global market.

Employees.

As of December 31, 2011, the Company has no full time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company. The Company was incorporated on February 22, 1999, and is a development stage company. Presently, the Company is in the initial stages of licensing the necessary patents/technologies in order obtain exclusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes)from NMG Inc. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

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

Control Exercised By Management. As of March 15, 2005 (and still remains so as of December 31, 2011), the existing officers and directors, and affiliates will control approximately 87% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Indemnification of Officers and Directors for Securities Liabilities. The Company's By-Laws eliminate personal liability in accordance with the Nevada Revised Statutes (NRS). Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation. In so far as indemnification for liability arising from the Securities Act of 1933 ("Act")may be permitted to Directors, Officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2013. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Japan. Amanasu Environment Corporation occupies the same premises and co-pays the rental amount.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.01 and $2.00 per share since that date. As of March 31, 2012 there were 51 registered holders of record of our common stock.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2011
Common stock price per share:
High	$0.01	$0.01	$0.01	$0.01	$0.01
Low	$0.01	$0.01	$0.01	$0.01	$0.01
Fiscal Year 2010
Common stock price per share
High	$0.01	$0.02	$0.02	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01	$0.01

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

Please note the consolidated financial statements for the fiscal year ending December 31, 2011 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $844,645 as well as an accumulated deficit of $1,669.163. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

On April 27th, 2009,  the Company acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company was to assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market technologies which the Company believes have great market potential.  Subsequent to December 31, 2011, the Company sold its interest in Amanasu Support Corporation and will pursue development opportunities on its own.

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

Liquidity And Capital Resources

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder. During the 2003 period, the Company raised $99,900 that is considered a liability. The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and parts inventory, as discussed below.

Results of Operations

During the fiscal 2011 and 2010, the Company spent $-0- and $-0- respectively on research and development.

Total Assets as of December 31, 2011 were $2,192, compared to $678 at the end of 2010. The increase in Assets is due primarily to the acquisition of Amanasu Water Corporation.

Total Current Liabilities at December 31, 2011 were $846,837 compared to $708,969 at the end of 2010. The increase is primarily due to advances from shareholders and officers. Selling and administrative expenses during 2011 were $(90,190) compared to (150,605) during 2010. The decrease is due primarily to a reduction in operations.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Amanasu Techno Holdings Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and deficit accumulated during development stage, consolidated changes in stockholders' equity, and consolidated cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Amanasu Techno Holdings Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at December 31, 2011 the Company had a working capital deficiency of $844,645 as well as an accumulated deficit of $1,669,163. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

Jeffrey & Company, Certified Public Accountants

April 16, 2012

Wayne, New Jersey

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$1,948	$213
Prepaid expense	-	238
Total current assets	1,948	451

Other Assets:
Security deposit	244	227
Total other assets	244	227

Total Assets	$2,192	$678

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Short term note payable	$258,398	$239,693
Accrued expenses	262,300	204,783
Taxes payable	6,977	4,314
Advances from shareholders and officers	216,036	157,287
Other advance	99,900	99,900
Other current liabilities	3,226	2,992
Total current liabilities	846,837	708,969

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	844,687	844,687
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,669,193)	(1,566,911)
Accumulated other comprehensive loss	(69,484)	(36,893)
Total stockholders' deficit	(837,284)	(702,411)
Non Controlling Interest	(7,361)	(5,880)

Total Liabilities and Stockholders' Deficit	$2,192	$678
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2011	Year 2010	December 1, 1997 (Date of Inception) to December 31, 2009
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	(90,190)	(150,605)	(1,413,248)
Write off of inventory	-	-	(68,288)
Impairment charge write - down of licensing agreement	-	(166,534)	(270,062)
Operating Loss	(90,190)	(317,139)	(1,651,117)
Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(13,573)	(13,132)	(28,991)
Loss accumulated during development stage	(103,763)	(330,271)	(1,676,554)
Loss attributable to non-controlling interest	1,481	4,271	7,361
Loss attributable to Amanasu Techno Holdings Corporation	(102,282)	(326,000)	(1,669,193)
Other comprehensive loss:
Foreign currency adjustments	(32,591)	(23,405)	(69,484)
Total Comprehensive Loss	$(134,873)	$(349,405)	$(1,738,677)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding
The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From December 1, 1997
(Date of Inception) to December 31, 2011

	Common Stock Shares Amount		Additional Paid In Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total

Balance, December 1, 1997, at inception of development stage	3,200,000	$3,200	$(1,800)	$(1,300)	$-	$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000			400,000
Shares issued during 2001, to investors	36,400	36	45,964			46,000
Net loss of 2001				(39,459)	-	(39,459)
Shares issued during 2002, for services	50,000	50	4,950			5,000
Net loss of 2002				(190,138)	-	(190,138)
Shares issued during 2003, for services	150,000	150	14,850			15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930			70,000
Shares canceled during 2003	(150,100	(150)	150			-
Net loss 2003				(278,798)	-	(278,798)
Net loss 2004				(21,704)	-	(21,704)
Net loss 2005				(87,059)	-	(87,059)
Net loss 2006			255,608	(356,735)	(1,867)	(102,994)
Balance, December 31, 2006	46,706,300	46,706	746,302	(975,193)	(1,867)	(184,052)
Net loss 2007				(100,908)	(1,713)	(102,621)
Balance, December 31, 2007	46,706,300	46,706	746,302	(1,076,101)	(3,580)	(286,673)
Net loss 2008				(26,711)	(13,053)	(39,764)
Balance, December 31, 2008	46,706,300	46,706	746,302	(1,102,812)	(16,633)	(326,437)
Non Controlling interest in subsidiary sold for cash			105,582			105,582
Balances allocated to non-controlling interest			(7,197)	(750)	273	(7,674)
Net loss of 2009				(138,958)	2,872	(136,086)
Allocation of loss to non controlling interest				1,495		1,495
Balance, December 31, 2009	46,706,300	46,706	844,687	$(1,241,025)	(13,488)	(363,120)
Net loss of 2010				(330,271)		(330,271)
Allocation of loss to non-
Controlling interest				4,385		4,385
Other comprehensive income					(23,405)	(23,405)
Balance, December 31, 2010	46,706,300	46,706	844,687	$(1,566,911)	(36,893)	(712,411)
Net loss of 2011				(103,763)		(103,763)
Allocation of loss to non-controlling interest				1,481		1,481
Other comprehensive income					(32,591)	(32,591)
Balance, December 31, 2011	46,706,300	$46,706	$844,687	$(1,669,193)	$(69,484)	$(847,284)

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010 and
For the Period December 1, 1997 to December 31, 2011

	Year 2011	Year 2010	December 1, 1997 (Date of Inception) To December 31, 2011
CASH FLOWS FROM OPERATIONS
Net loss	$(102,282)	$(326,000)	$(1,669,193)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment of licensing agreement	-	166,515	262,796
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(1,481)	(4,271)	(7,361)
Changes in assets and liabilities:
Increase (decrease) in accounts receivable	-	-
(Increase) decreases in other receivables	-	-	(244)
Increase (decrease) in accrued expenses	25,623	129,359	234,829
Increase (decrease) in other accounts payable	-	-
Increase in rent payable	-	-
Decrease in prepaid expenses	249	17,991	-
Increase (decrease) in taxes payable	2,258	2,049	6,977
Increase in accrued interest payable	19,745	6,618	27,471
Increase (decrease) in deposits	-	(215)	-
Net Cash Consumed By Operating Activities	(55,888)	(7,954)	(1,121,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(329,113)
Net Cash Consumed By Investing Activities	-	-	(330,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	258,398
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	810,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of shareholder advances	2,070	3,530
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliates	-	-	200,000
Repayment of advances from affiliates	-	-	(200,000)
Proceeds of officer loan	55,546	4,150	296,036
Net Cash Provided By Financing Activities	57,616	7,680	1,454,427

Effect on cash of exchange rate changes	7	16	59
Net Change In Cash	1,735	(258)	1,948
Cash balance, beginning of period	213	471	-
Cash balance, end of period	$1,948	$213	$1,948

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

On April 27, 2009 the Company acquired 100% of the outstanding stock of Amanasu Water Corporation (Water).  This company has changed its name to Amanasu Support Corporation.

 Business

The Company acquired worldwide licensing rights for certain patented magnetic and power generating technology. Until 2006, it was the intention of the Company to license these rights for use by others. The Company continues to pursue such licensing opportunities, but its primary efforts are now directed at other opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting

The Company is a development stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB). Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2011, the Company has been in the development stage and, all its efforts have been devoted to obtaining worldwide licensing rights to technology, which is described above, and in Note, and planning for marketing related products.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Fixed Assets

Fixed assets re recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

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
December 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Segment Reporting

Management will treat the operations of the Company as one segment.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2011, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

4. RELATED PARTY TRANSACTIONS

The Company President advanced $110,000 during 2006.  He also made advances of $10,804 in 2009, $4,005 in 2010, and $55,392 in 2011 for a total of $180,201.  The Company secretary advanced $18,400 in 2007, $300 in 2008, $700 in 2009, and $4,150 in 2010 for a total of $23,550.

The parent corporation (shareholder) advanced $10,000 in 2007 and $2,285 in 2011, a total of $12,285.  All advances bear interest at 4.45% except for a short term advance of $53,260 made by the company president during 2011.

5. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but has not demanded a refund. The Company intends to repay this obligation.

6. EXPENSES

Expenses consist primarily of professional fees:

	2011	2010
Salaries	$75,282	$68,322
Interest	13,573	13,132

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

7. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $1,365,225 at December 31, 2011. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2016 through 2031.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2011 by $26,779, the result of adding the potential benefit of 2011 losses.

	US	JAPAN
Deferred Tax Assets	$301,233	$119,811	$421,044
Valuation Allowance	301,233	119,811	421,044
Balance Recognized	$-	$-	$-

Following is a table expiration dates of NOL's:

US	Expiring in	Japan	Expiring in
555	2020
20,944	2021
100,922	2022
147,981	2023
11,520	2024
79,170	5025
356,735	2026
53,560	2027
26,711	2028
17,856	2029	121,102	2016
56,595	2030	269,291	2017
13,430	2031	88,852	2018
885,980		479,245

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.

The years 2009, 2010, and 2011 are subject to audit by the Internal Revenue Service.

8. RENTALS UNDER OPERATING LEASE

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This arrangement is on a month to month basis. There was no rent expense incurred in 2011 or 2010.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the periods presented. Cash was paid for income taxes during 2011 in the amount of $2,258. There were no non-cash investing or financing activities during either 2011 or 2010.

10.STOCK OPTIONS

On May 9, 2009, the Board of Directors approved the issuance of 1,000,000 options to purchase Company common stock.  These options vested upon issuance and are exercisable for a period of ten years, expiring May 9, 2019.  The fair value of these options was $10,000, determined by a Black Sholes valuation model.

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
December 31, 2011

13. ACQUISITION OF WATER

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

This acquisition has been accounted for as an acquisition of an entity under common control. This accounting is similar to the accounting for a pooling of interests. In all historical financial statements Water is treated as though it had been continuously owned by the Company.  On April 27, 2009, Water acquired licensing rights, which are described in Note.

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

Due to impairment this asset was written off over 2009 and 2010.

15.SUBSEQUENT EVENTS

On February 7, 2012 the Company sold its entire interest in Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to its principal shareholder, which is a company owned by its president, for the amount of $10,000.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On May 11, 2009 Yukinori Yoshino resigned as the President of the Registrant. The resignation of Mr. Yukinori Yoshino is owing to personal reasons and is not a result of any disagreements with the Registrant on any matter relating to the Registrant's operations, policies or practices. Current Chairman Atsushi Maki will assume the vacant positions of Chief Executive Officer effective May 11, 2009.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position
Atsushi Maki	62	Chairman, Chief Executive Officer Director
Lina Lei	49	Secretary, Treasurer

Atsushi Maki has been a Director of the Company since June 1, 2001. Mr. Maki was appointed Chairman October 16th, 2007. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation. Mr. Maki also is a director of Amanasu Environment Corporation, a reported company under the federal securities laws.

Lina Lei has been the Secretary of the Company since 2001. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past seven years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Techno Holdings Corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 31, 2012, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,706,300 shares of common stock of the Company which are issued and outstanding as of March 31, 2012. The address for each individual below is 445 Park Avenue Center 10th floor New York, NY 10022 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	75.3%
Common Stock	Atsushi Maki(3)	40,373,700	86.8%
Common Stock	Lina Lei(4)	40,373,700	86.8%
Common Stock	Officers and Directors, as a group (3 persons)	40,373,700	86.8%

1.
(1) "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

2.	(2) Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.

3.
(3) Includes 4,873,700 shares of common stock held individually by Mr. Maki, 35,000,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.

4.
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

•	As of August 6th, 2001, Amanasu Corporation paid $250,000 out of the sum of $400,000 to the Company for the common stock of 20,000,000 shares.

•	As of October 12th, 2001, Amanasu Corporation paid the balance of $150,000 to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.	Audit Fees during 2011 and 2010 were $25,000 and $8,675 respectively.

2.	Audit Related Fees during 2011 and 2010 were $ and $ respectively.

3.	Caption Tax Fees during 2011 and 2010 were $690.00 and $690.00 respectively.

4.	All Other Fees during 2011 and 2010 were $0.00 and $0.00 respectively.

5.	N/A

(i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

6.	Not greater than 50% for 2011 and 2010.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b.	Exhibit Listing

3(i)(a)	Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(b)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(c)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(d)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(ii)(a)	Amended and Restated By - Laws of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

10(i)
License agreement between the Company and Yasunori Takahashi, Yoshiaki Takahashi and Y.T. Magnet Corporation, dated February 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A file on June 21, 2002).

10(ii)	Agreement between Family Corporation and the Company dated March 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB filed on March 31, 2003)

Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB/A filed on July 21, 2003)

Exhibit 31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Techno Holdings Corporation

/s/ Atsushi Maki
April 13, 2012

Chairman & Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
April 13, 2012

Director