Form 10-Q
period 2012-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2012-05-21
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

Large accelerated filer	o	Accelerated filer	☐
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all docments and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of March 31, 2012.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month and three month periods ended March 31, 2012 and 2011 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and 2011
	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$60,665	$1,948
Prepaid expense	-	-
Total current assets	60,665	1,948

Other Assets:
Security deposit	-	244
Total other assets	-	244

Total Assets	$60,665	$2,192

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Short term note payable	$-	$258,398
Accrued expenses	43,463	262,300
Taxes payable	-	6,977
Advances from shareholders and officers	249,095	216,036
Other advance	99,900	99,900
Other current liabilities	-	3,226
Total current liabilities	392,458	846,837

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,706,300 shares
issued and outstanding	46,706	46,706
Additional paid in capital	1,292,442	844,687
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,680,941)	(1,669,193)
Accumulated other comprehensive loss	-	(69,484)
Total stockholders' deficit	(331,793)	(837,284)
Non Controlling Interest	-	(7,361)

Total Liabilities and Stockholders' Deficit	$60,665	$2,192

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Three Months Ended March 31,		December 1, 1997 (Date of Inception)
	2012	2011	To
	(Unaudited)	(Unaudited)	March 31, 2012
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	9,851	2,639	(1,423,099)
Write off of inventory	-	-	(68,288)
Impairment charge write - down of licensing agreement	-	-	(270,062)
Operating Loss	(9,851)	(2,639)	(1,660,968)
Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(2,750)	-	(31,741)
Loss accumulated during development stage	(12,601)	(2,639)	(1,689,155)
Loss attributable to non-controlling interest	853	50	8,214
Loss attributable to Amanasu Techno Holdings Corporation	(11,748)	(2,589)	(1,680,941)
Other comprehensive loss:
Foreign currency adjustments	(5,244)	(2,690)	(74,728)
Total Comprehensive Loss	$(16,992)	$(5,279)	$(1,755,669)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended March 31, 2012 and 2011 and
For the Period December 1, 1997 to March 31, 2012
	March 31, 2012	March 31, 2011	December 1, 1997 (Date of Inception) To March 31, 2012
CASH FLOWS FROM OPERATIONS
Net loss	$(11,748)	$(2,589)	$(1,680,941)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment of licensing agreement	-	-	262,796
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(853)	(50)	(8,214)
Changes in assets and liabilities:
(Increase) decreases in other receivables	-	-	(244)
Increase (decrease) in accrued expenses	9,860	(1,638)	242,545
Increase (decrease) in other accounts payable	-	-	(1,303)
(Increase) decrease in prepaid expenses	(474)	238	(473)
Increase (decrease) in taxes payable	-	-	6,977
Increase in accrued interest payable	2,907	4,052	30,221
Net Cash Consumed By Operating Activities	(308)	13	(1,125,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(329,113)
Proceeds from sale of subsidiary	9,997		9,997
Proceeds of shareholder advances	80,000	-	82,629
Repayment of shareholder advances	-	-	(80,000)
Advances from affiliates	-	-	200,000
Repayment of advances from affiliates	-	-	(200,000)
Repayment of officer loan	-	-	296,036
Proceeds of officer loan	(30,000)	-	(30,000)
Net Cash Consumed By Investing Activities	59,997	-	(51,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	258,398
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	810,093
Shareholder deposits for common stock	-	-	70,000

Net Cash Provided By Financing Activities	-	-	1,238,391

Effect on cash of exchange rate changes	(972)	8	61
Net Change In Cash	58,717	21	60,665
Cash balance, beginning of period	1,948	213	-
Cash balance, end of period	$60,665	$234	$60,665

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2012 and 2011 and for the Three Month Periods Ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the ninemonth period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2012, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

On February 7, 2012 the Company sold its majority position in Amanasu Support Corporation to its parent company, Amanasu Corporation (Japan) for $10,000.  This transaction was treated as a sale involving companies under common control, so no gain or loss was recognized.  The subsidiary had an excess of liabilities over the assets transferred; the excess ($447,755) was transferred to paid in capital, as follows:

Cash received	$10,000
Cash transferred	(3)
Other assets transferred	(721)
Liabilities transferred	521,421
Total	530,697
Less: minority interest in Amanasu Support	(8,214)
Less: accumulated comprehensive income	(74,728)
Amount transferred to paid in capital	$447,755

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2011.

COMPANY OVERVIEW

Amanasu Techno Holdings Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation.The Company is a development stage company, and has not conducted any operations or generated any revenue since its inception.

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727 . The Tokyo branch has relocated from 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan to 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Telephone: 03-5413-7322.

Current

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation and renamed it to Amanasu Support Corporation.

The Company will continue to manufacture and market 2 technologies which the Company believes have great market potential.

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts.process; however,

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now currently seeking, manufacturing partners.

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

Automated Human Waste Disposal Unit “Haruka”

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

The Company believes that the hospital, and related care industries will greatly benefit from this form of technology. With an automated system, care professional will be able to more effectively allocate their time to more critical patient needs, while at the same time the patient is provided with more comfort. The Company plans to utilize government health care initiatives to reduce the cost the purchaser (varies by market), which the company believes is the cornerstone to the project that will in turn help revolutionize the care industry.

The Company believes that the Haruka is a Class I medical device, which has a much shorter approval process. The Company  has tentative plans for production during 2012, however, cannot guarantee this schedule.

PLAN OF OPERATION

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing a lightweight electrical motor scooter. Its operations to date have been limited to conducting various tests on its technologies.

The Company will continue to develop and market two technologies which the Company believes have great market potential.

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

During the quarter ending March 31, 2012 The Company sold its 100% ownership of Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to the parent company, Amanasu Corporation (Japan) for $10,000.   Because the subsidiary had an excess of liabilities over the assets transferred on the sale, the excess was transferred to paid in capital

FINANCIAL RESULTS

Total Assets as at March 31, 2012 was $60,665 compared to $1,948 at December 31, 2011. The increase is primarily due  to advances from shareholders and the payment for Amanasu Support.

Total current liabilities as at March 31, 2012 was $392,458 compared to $846,837 at December 31, 2011. The decrease is primarily due to the transfer of liabilities with the sale of Support to Amanasu Corp (Japan).

Expenses for the quarter ended March 31, 2012 were $392,458, compared to $846,837 for the same period of 2011. The decrease is primarily due to the elimination of the liabilities of Support.

Net Loss for the quarter ended March 31, 2012 was $12,6018 compared to $2,639 for the same period of 2011. The increase is dueto increases in administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for the next twelve months are estimated to be $165,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. The Company has sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations.

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

Date: May 18, 2012

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer