Form 10-Q
period 2012-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2012-08-20
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of Aug 10, 2012.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$9,693	$1,948
Total current assets	9,693	1,948

Other Assets:
Security deposit	-	244
Total other assets	-	244

Total Assets	$9,693	$2,192

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Short term note payable	$-	$258,398
Accrued expenses	40,790	262,300
Taxes payable	-	6,977
Advances from shareholders and officers	225,835	216,036
Other advance	99,900	99,900
Other current liabilities	-	3,226
Total current liabilities	366,525	846,837

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value;46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	1,293,141	844,687
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,706,679)	(1,669,193)
Accumulated other comprehensive loss	-	(69,484)
Total stockholders' deficit	(356,832)	(837,284)
Non Controlling Interest	-	(7,361)

Total Liabilities and Stockholders' Deficit	$9,693	$2,192

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Three Months Ended June 30,		December 1, 1997 (Date of Inception)
	2012	2011	To
	(Unaudited)	(Unaudited)	June 30, 2012
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	(21,997)	(911)	(1,445,096)
Write off of inventory	-	-	(68,288)
Impairment charge write - down of licensing agreement	-	-	(270,062)
Operating Loss	(21,997)	(911)	(1,682,965)
Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(3,042)	-	(34,783)
Loss accumulated during development stage	(25,039)	(911)	(1,714,194)
Loss attributable to non-controlling interest	-	52	7,515
Loss attributable to Amanasu Techno Holdings Corporation	(25,039)	(859)	(1,706,6789)
Other comprehensive loss:
Foreign currency adjustments	-	(8,854)	(74,728)
Total Comprehensive Loss	$(25,039)	$(9,713)	$(1,781,407)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,706,300	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Six Months Ended June 30,		December 1, 1997 (Date of Inception)
	2012	2011	To
	(Unaudited)	(Unaudited)	June 30, 2012
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	(31,848)	(3,594)	(1,445,096)
Write off of inventory	-	-	(68,288)
Impairment charge write - down of licensing agreement	-	-	(270,062)
Operating Loss	(31,848)	(3,594)	(1,682,965)
Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(5,792)	-	(34,783)
Loss accumulated during development stage	(37,640)	(3,594)	(1,714,194)
Loss attributable to non-controlling interest	154	96	7,515
Loss attributable to Amanasu Techno Holdings Corporation	(37,486)	(3,498)	(1,706,679)
Other comprehensive loss:
Foreign currency adjustments	(5,244)	(2,720)	(74,728)
Total Comprehensive Loss	$(42,730)	$(6,218)	$(1,781,407)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,706,300	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended June 30, 2012 and 2011 and
For the Period December 1, 1997 to June 30, 2012

	June 30, 2012	June 30, 2011	December 1, 1997 (Date of Inception) To June 30, 2012
CASH FLOWS FROM OPERATIONS
Net loss	$(37,486)	$(3,498)	$(1,706,679)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment of licensing agreement	-	-	262,796
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(154)	(96)	(7,515)
Changes in assets and liabilities:
(Increase) decreases in other receivables	-	-	(244)
Increase (decrease) in accrued expenses	698	2,141	235,527
Increase (decrease) in other accounts payable	-	-	-
(Increase) decrease in prepaid expenses	(474)	243	(474)
Increase (decrease) in taxes payable	-	-	6,977
Increase in accrued interest payable	5,792	-	33,263
Net Cash Consumed By Operating Activities	(31,624))	(1,210)	(1,153,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(329,113)
Proceeds from sale of subsidiary	10,000		10,000
Repayment of shareholder advances	(7,371)	-	(87,371)
Advances from affiliates	-	-	200,000
Repayment of advances from affiliates	-	-	(200,000)
Repayment of officer loan	(53,260)	-	(53,260)
Net Cash Consumed By Investing Activities	(50,631)	-	(461,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	258,398
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	810,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of shareholder advances	90,000		90,000
Proceeds of officer loan	-	-	296,036
Net Cash Provided By Financing Activities	90,000	-	1,624,427

Effect on cash of exchange rate changes	-	1,153	59
Net Change In Cash	7,745	(57)	9,693
Cash balance, beginning of period	1,948	216	-
Cash balance, end of period	$9,693	$159	$9,693

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2012 and 2011 and for the Three Month and Six Month Periods Ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2012, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented. On February 7, 2012 the Company sold its majority position in Amanasu Support Corporation to its parent company, Amanasu Corporation (Japan) for $10,000. This transaction was treated as a sale involving companies under common control, so no gain or loss was recognized. The subsidiary had an excess of liabilities over the assets transferred; the excess ($448,454) was transferred to paid in capital, as follows:

Cash received	$10,000
Cash transferred	(3)
Other assets transferred	(721)
Liabilities transferred	521,421
Total	530,697
Less: minority interest in Amanasu Support	(7,515)
Less: accumulated comprehensive income	(74,728)
Amount transferred to paid in capital	$448,454

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

During the quarter ending March 31, 2012 The Company sold its 100% ownership of Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to the parent company, Amanasu Corporation (Japan) for $10,000.   Because the subsidiary had an excess of liabilities over the assets transferred on the sale, the excess was transferred to paid in capital.

FINANCIAL RESULTS

Total Assets as at June 30, 2012 was $9,693 compared to $2,192 at December 31, 2011. The increase is primarily due  to advances from shareholders and the payment for Amanasu Support.

Total current liabilities as at June 30, 2012 was $366,525 compared to $846,837 at December 31, 2011. The decrease is primarily due to the transfer of liabilities with the sale of Support to Amanasu Corp (Japan).

Expenses for the three months ended June 30, 2012 were $21,997 compared to $911 for the same period of the prior year. The increase is primarily due to higher professional and filing fees.

The net loss for the three months ended June 30, 2012 was $(25,039) compared with $(859) for the same period of the prior year.  The higher loss is due to increases in administrative expense and interest expense.

Expenses for the six months ended June 30, 2012were $31,848, compared to $3,594 for the same period of 2011. The increase is primarily due to higher professional and filing fees.

Net Loss for the six months ended June 30, 2012 was $(37,486) compared to $(3,498) for the same period of 2011. The increase is dueto increases in administrative expense and interest expense.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

Exhibit 31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Techno Holdings Corporation

Date: Aug 18, 2012

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer