Form 10-Q
period 2012-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2012-11-19
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-031508
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of Nov 10, 2012.

AMANASU TECHNO HOLDINGS CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$6,123	$1,948
Total current assets	6,123	1,948

Other Assets:
Security deposit	-	244
Total other assets	-	244

Total Assets	$6,123	$2,192

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Short term note payable	$-	$258,398
Accrued expenses	46,577	262,300
Taxes payable	-	6,977
Advances from shareholders and officers	225,835	216,036
Other advance	99,900	99,900
Other current liabilities	-	3,226
Total current liabilities	372,312	846,837

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	1,293,141	844,687
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,716,036)	(1,669,193)
Accumulated other comprehensive loss	-	(69,484)
Total stockholders' deficit	(366,189)	(837,284)
Non Controlling Interest	-	(7,361)

Total Liabilities and Stockholders' Deficit	$6,123	$2,192

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Three Months Ended September 30,		December 1, 1997 (Date of Inception)
	2012	2011	To
	(Unaudited)	(Unaudited)	September 30, 2012
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	(6,845)	(954)	(1,451,941)
Write off of inventory	-	-	(68,288)
Impairment charge write - down of licensing agreement	-	-	(270,062)
Operating Loss	(6,845)	(954)	(1,689,810)
Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(2,512)	-	(37,295)
Loss accumulated during development stage	(9,357)	(954)	(1,723,551)
Loss attributable to non-controlling interest	-	22	7,515
Loss attributable to Amanasu Techno Holdings Corporation	(9,357)	(932)	(1,716,036)
Other comprehensive loss:
Foreign currency adjustments	-	(22,138)	(74,728)
Total Comprehensive Loss	$(9,357)	$(23,078)	$(1,790,764)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,706,300	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Nine Months Ended September 30,		December 1, 1997 (Date of Inception)
	2012	2011	To
	(Unaudited)	(Unaudited)	September 30, 2012
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481
Selling and administrative expenses	(38,693)	(4,548)	(1,451,941)
Write off of inventory	-	-	(68,288)
Impairment charge write - down of licensing agreement	-	-	(270,062)
Operating Loss	(38,693)	(4,548)	(1,689,810)
Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(8,304)	-	(37,295)
Loss accumulated during development stage	(46,997)	(4,548)	(1,723,551)
Loss attributable to non-controlling interest	154	74	7,515
Loss attributable to Amanasu Techno Holdings Corporation	(46,843)	(4,474)	(1,716,036)
Other comprehensive loss:
Foreign currency adjustments	(5,244)	(25,058)	(74,728)
Total Comprehensive Loss	$(52,087)	$(29,532)	$(1,790,764)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of shares outstanding	46,706,300	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended September 30, 2012 and 2011 and
For the Period December 1, 1997 to September 30, 2012

	September 30, 2012	September 30, 2011	December 1, 1997 (Date of Inception) To September 30, 2012
CASH FLOWS FROM OPERATIONS
Net loss	$(46,843)	$(4,474)	$(1,716,036)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment of licensing agreement	-	-	262,796
Common stock issued for services	-	-	21,300
Noncontrolling interest share of losses	(154)	(74)	(7,515)
Changes in assets and liabilities:
(Increase) decreases in other receivables	-	-	(244)
Increase (decrease) in accrued expenses	12,278	2,194	274,578
Increase (decrease) in other accounts payable	-	-	-
(Increase) decrease in prepaid expenses	(475)	245	(475)
Increase (decrease) in taxes payable	-	-	6,977
Net Cash Consumed By Operating Activities	(35,194))	(2,109)	(1,157,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Payments of amount due for licensing agreement	-	-	(329,113)
Proceeds from sale of subsidiary	10,000		10,000
Repayment of shareholder advances	(7,371)	-	(87,371)
Advances from affiliates	-	-	200,000
Repayment of advances from affiliates	-	-	(200,000)
Repayment of officer loan	(53,260)	-	(53,260)
Net Cash Consumed By Investing Activities	(50,631)	-	(461,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	258,398
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	810,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of shareholder advances	90,000		90,000
Proceeds of officer loan	-	2,039	296,036
Net Cash Provided By Financing Activities	90,000	2,039	1,624,427

Effect on cash of exchange rate changes	-	5	59
Net Change In Cash	4,175	(65)	6,123
Cash balance, beginning of period	1,948	216	-
Cash balance, end of period	$6,123	$151	$6,123

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of September 30, 2012 and 2011 and for the Three Month and Nine Month Periods Ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2012, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

FINANCIAL RESULTS

Total Assets as at September 30, 2012 was $6,123 compared to $2,192 at December 31, 2011. The increase is primarily due to advances from shareholders and the payment for Amanasu Support.

Total current liabilities as at September 30, 2012 was $372,312 compared to $846,837 at December 31, 2011. The decrease is primarily due to the transfer of liabilities with the sale of Support to Amanasu Corp (Japan).

Expenses for the three months ended September 30, 2012 were $6,845 compared to $954 for the same period of the prior year. The increase is primarily due to higher professional and filing fees.

The net loss for the three months ended September 30, 2012 was $(9,357) compared with $(932) for the same period of the prior year. The higher loss is due to increases in administrative expense and interest expense.

Expenses for the nine months ended September 30, 2012 were $38,693, compared to $4,548 for the same period of 2011. The increase is primarily due to higher professional and filing fees.

Net Loss for the nine months ended September 30, 2012 was $(46,997) compared to $(4,548) for the same period of 2011. The increase is due to increases in administrative expense and interest expense.

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

Not Applicable.

ITEM 4.  MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted  in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective.

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

Date: Nov 15, 2012

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer