Form 10-K
period 2012-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2013-05-22
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

604-790-8799
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	OTC-BB

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	✔

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	✔

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✔	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	✔	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter)  not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

✔

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	✔

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✔

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last day of the registrant’s most recently completed second quarter, was $63,326.00.

As of April 10, 2013 the registrant had 46,706,300 shares of Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMANASU TECHNO HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. BUSINESS

Amanasu Techno Holdings Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation.The Company is a development stage company.

Current

As of  April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company was to assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market technologies.  Subsequent the Company interest in Amanasu Support Corporation was sold to its parent corporation, Amanasu Corporation.

The Company is pursuing two technologies.  The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts.

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company is now currently seeking, manufacturing partners.

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

After considerable market research, including the evaluation of competing products, the Company has decided to abandon the electric scooter project; however, the Company still holds the related patents.

In place of the electric scooter, other projects including a cooperative with Seems Inc., formerly introduced as Pixen Inc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years. Its DAA (Defensive Aromatic Air) is its current flagship product. In addition to being an air purifying system, Seems' DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization, and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dog’s sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems's sensor is able to detect these scent profiles and display the digitized scent data.

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

The Compant’s goal for the next 2 years is to enter into the NASDAQ global market.

Employees.

As of December 31, 2012, the Company has no full time employees.

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

Control Exercised By Management.  The current officers and directors control approximately 87% of the shareholder votes, based on ownwershipas of March 31, 2013. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2013. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at 3-7-11 Azabujuubann Minato-Ku Tokyo Japan. Amanasu Environment Corporation occupies the same premises and co-pays the rental amount.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.01 and $2.00 per share since that date. As of March 31, 2013 there were 51 registered holders of record of our common stock.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2012
Common stock price per share:
High	$0.01	$0.01	$0.01	$0.01	$0.01
Low	$0.01	$0.01	$0.01	$0.01	$0.01
Fiscal Year 2011
Common stock price per share
High	$0.01	$0.01	$0.01	$0.01	$0.01
Low	$0.01	$0.01	$0.01	$0.01	$0.01

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

Please note the consolidated financial statements for the fiscal year ending December 31, 2012 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $353,746 as well as an accumulated deficit of $1,703,593. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Company Overview

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, and conducting preliminary marketing efforts.

Plan Of Operations

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing technology products.  Its operations to date have been limited to conducting various tests on its technologies.

On April 27th, 2009,  the Company acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company was to assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market technologies which the Company believes have great market potential. On February 7, 2012,  the Company sold its interest in Amanasu Support Corporation and will pursue development opportunities on its own.

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

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% govenment rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company is now currently seeking, manufacturing partners.

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

Liquidity And Capital Resources

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder. During the 2003 period, the Company also received $99,900 from a potential investor that subsequently declined to invest. The potential investor has not yet demanded the return of funds and the $ 99,900 has been classified as an advance on the balance sheet. The Company intends to raise additional funds in the near future through private placements of its common stock. The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing, and parts inventory, as discussed below.

Results of Operations

During the fiscal 2012 and 2011, the Company spent $-0- and $-0- respectively on research and development.

Total Assets as of December 31, 2012 were $3,981, compared to $2,192 as of December 31, 2011. Total Current Liabilities as of December 31, 2012 was $357,727 compared to $846,837 at December 31, 2011. The decrease is primarily due to the sale of Water which had significant obligations for short term notes payable and accrued expenses.

Selling and administrative expenses as during December 31, 2012 was $(15,641) compared to (7,150) during the same period in 2011. The decrease is due primarily to the acquisition of Amanasu Water Corporation.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Techno Holdings Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (A Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the years then ended and for the period from December 1, 1997 (date of inception of development stage) to December 31, 2012. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Techno Holdings Corporation (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from December 1, 1997 ( date of inception of development stage) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  as shown in the accompanying financial statements at December 31, 2012 the Company had a working capital deficiency of $353,746 as well as an accumulated deficit of $1,703,593.  These factors, among other things discussed in Note 3 to the financial statements, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Jeffrey & Company

Jeffrey & Company, Certified Public Accountants
Wayne, New Jersey

May 22, 2013

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$3,981	$1,895

Current assets of continuing operation	3,981	1,895
Current assets of discontinued operation	-	297

Total Assets	$3,981	$2,192

CURRENT LIABILITIES
Advances from shareholders and officers	225,835	199,095
Accrued interest on shareholder advances	21,987	12,452
Accrued rent due to officer	3,750	3,750
Accrued expenses	6,255	25,278
Other advance	99,900	99,900
Current liabilities of continuing entity	357,727	340,475
Current liabilities of discontinued entity		506,362
Total current liabilities	357,727	846,837

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	1,293,141	844,687
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,703,593)	(1,669,193)
Accumulated other comprehensive loss	-	(69,484)
Total stockholders' deficit	(353,746)	(837,284)
Non Controlling Interest	-	(7,361)

Total Liabilities and Stockholders' Deficit	$3,981	$2,192

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2012	Year 2011	December 1, 1997 (Date of Inception of Development Stage) to December 31, 2012
Revenue	$-	$-		$124,461
Cost of Goods Sold	-	-		23,980
Gross Profit	-	-		100,481

Selling and administrative expenses	15,641	7,150		1,160,595
Write off of inventory	-	-		68,288

Impairment expense				103,528
Total expenses of continuing entity	15,641	7,150		1,332,411
Operating loss of continuing entity	(15,641)	(7,150)		(1,231.930)

Other Income (Expense):
Interest Income	-	-		4
Other Income	-	-		3,550
Interest Expense	(9,525)	(6,280)		(24,263)
Net Loss accumulated during development stage of continuing entity	(25,166)	(13,430)		(1,252,639)
Net Loss accumulated during development stage of discontinued operation	(9,234)	(88,852)		(450,954)
Net loss accumulated during development stage	(34,400)	(102,282)		(1,703,593)

Other comprehensive loss:of discontinued entity
Foreign currency adjustments	(5,244)	(32,591)		(74,128)

Total Comprehensive Loss- continuing entity	$(25,166)	$(13,430)	$	(1,252,639)
Total comprehensive loss-discontinued entity	(14,478)	(121,443)		(525,082)
Total comprehensive loss	(39,644)	(134,873)		(1,777,721)

Loss per share - Basic and Diluted-continuing entity	$-	$-
Loss per share-basic and diluted – discontinued entity	$-	$-
Weighted average number of common shares outstanding	46,706,300	46,706,3001

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From December 1, 1997
(Date of Inception of Development Stage) to December 31, 2012

	Common Stock		Additional Paid In	Deficit Accumulated During Development		Accumulated Other Comprehensive	Paid In Capital
	Shares	Amount	Capital	Stage		Income	Options	Total

Balance, December 1, 1997, at inception of development stage	3,200,000	$3,200	$(1,800)	$(1,300)		$-		$100
Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000					400,000
Shares issued during 2001, to investors	36,400	36	45,964					46,000
Net loss of 2001				(39,459)		-		(39,459)
Shares issued during 2002, for services	50,000	50	4,950					5,000
Net loss of 2002				(190,138)		-		(190,138)
Shares issued during 2003, for services	150,000	150	14,850					15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930					70,000
Shares canceled during 2003	(150,100)	(150)	150					-
Net loss 2003				(278,798)		-		(278,798)
Net loss 2004				(21,704)		-		(21,704)
Net loss 2005				(87,059)		-		(87,059)
Net loss 2006			255,608	(356,735)		(1,867)		(102,994)
Options issued for services in 2006							10,000	10,000
Balance, December 31, 2006	46,706,300	46,706	746,302	(975,193)		(1,867)	10,000	(174,052)
Net loss 2007				(100,908)		(1,713)		(102,621)
Balance, December 31, 2007	46,706,300	46,706	746,302	(1,076,101)		(3,580)	10,000	(276,673)
Net loss 2008				(26,711)		(13,053)		(39,764)
Balance, December 31, 2008	46,706,300	46,706	746,302	(1,102,812)		(16,633)	10,000	(316,437)
Non Controlling interest in subsidiary, sold for cash			105,582					105,582
Balances allocated to non-controlling interest			(7,197)	(750)		273		(7,674)
Net loss of 2009 for continuing operation				(17,856)				(17,856)
Net loss of 2009 for discontinued operation				(121,432))				(121,432)
Allocation of loss to noncontrolling interest				1,825				1825
Other comprehensive loss for year						2872		2, 872
Balance, December 31, 2009	46,706,300	46,706	844,687	(1,241,025)		(13,488)	10,000	(353,120)
Net loss of 2010 of continuing operation				(62,767	) )			((62,767	) )
Netloss of 2010for discontinued operation				(267,504))				(267,504)
Net loss of Allocation to noncontrolling interest of discontinued operation				4,385				4,385
Other comprehensive income						(23,405)		(23,405)
Balance, December 31, 2010	46,706,300	46,706	844,687	(1,566,911)		(36,893)	10,000	(702,411
Net loss of 2011of continuing operation				(13,430)				(13,430)
Net loss of 2011 for discontinued operation				(90,333)				(90,333)
Allocation to noncontrolling interest of discontinued operation				1,481				1,481
Comprehensive loss for year						(32,591)		(32,591)
Balance, December 31, 2011	46,706,300	46,706	844,687	(1,669,193)		(69,484)	10,000	(837,284)
Amount transferred to additional paid in capital - sale of majority position in Amanasu Support Corporation to its parent company, Amanasu Corporation			438,454					438,454
Proceeds from sale of interest in subsidiary			10,000					10,000
Net loss for 2012 of continuing operation				(25,166)				(25,166)
Net loss of 2012 for discontinued operation				(9,388)				(9,388)
Allocation to noncontrolling interest of discontinued operation				154				154
Comprehensive income						69,484		69,484
Balance, December 31, 2012	46,706,300	$46,706	$1,293,141	$(1,703,593)		$-	$10,000	$(353,746)

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to December 31, 2012

	Year 2012	Year 2011	December 1, 1997 (Date of Inception of Development Stage) To December 31, 2012
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(25,012)	$(13,430)	$(1,252,639)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations:
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300

Changes in assets and liabilities:

Increase (decrease) in accrued expenses	(19,167)	(60,086)	49,004

Increases in accrued interest payable to related parties	9,525	19,745	34,329
Net Cash Consumed By Operating Activities of continuing operations	(34,654)	(53,771)	(1,050,244)
Net Cash Consumed by Operating Activities of discontinued operations	(53)	(2,110)	(106,329
Total Cash Consumed by Operating Activities	(34,707)	(55,881)	(1,156,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-		(1,500)
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	10,000	-	10,000
Net Cash Consumed Provided (Consumed) by Investing Activities of Continuing Operations	10,000	-	(160,385)
Net Cash Provided (Consumed)by Investing Activities of Discontinued Operations			(160,228)
Net Cash provided (Consumed) by Investing Activities	10,000		(320,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	810,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	80,000	55,546	370,436
Repayment of loans from shareholder and officers	(53,260)	-	(133,260)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities of continuing operations	26,740	55,546	1,285,430
Total Cash Provided by Financing Activities of discontinued operations		2,070	195,737
Total Cash Provided by Financing Activities	26,740	57,616	1,481,167

Net Change In Cash-continuing operation	2,086	1,775	3,981

Net change in cash for discontinued operation	(53	(40)
Cash balance, beginning of period for continuing operation	1,895	120	-
Cash balance, beginning of period for discontinued operations	53	93
Cash balance, end of period-continuing operations	$3,981	$1,895	$3,981
Cash balance, end of period for discontinued operations	$0	$53	$0

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, to Supreme Group International, Inc. on December 24, 2000, to Amanasu Technologies Corporation on May 30, 2001. The present name was adopted October 16, 2007.

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive and, through December 31, 2012, has had no transactions.

On April 27, 2009 the Company acquired 100% of the outstanding stock of Amanasu Water Corporation (Water). This company has changed its name to Amanasu Support Corporation.  That subsidiary was subsequently sold to the Company's parent corporation, Amanasu Corporation on February 7, 2012.

Business

The Company previously acquired worldwide licensing rights for certain patented magnetic and power generating technology. Until 2006, it was the intention of the Company to license these rights for use by others. The Company continues to pursue such licensing opportunities, but its primary efforts are now directed at other opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting

The Company is a development stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB). Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2012, the Company has been in the development stage.

Discontinued Operations

Upon sale or other termination of an operating unit, the operations of the terminated unit will be treated as a discontinued operation and accounted for separately on the financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of its previous subsidiary until the time of its sale to its parent corporation.  (See note 12)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Intangible Assets

Intangible assets are recorded at cost. Amortization is provided by the straight line method, using lives which are based on the lives of the underlying assets.

Impairment of long-lived assets

The Company performs a review for potential impairment of long-lived assets whenever an event or changes in circumstances indicate the carrying value of a n asset may not be recoverable.

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

Foreign Currency Translation

Substantial Company assets were previously located in Japan.  On February 7, 2012, the Company sold its majority position in Water to its parent company, Amanasu Corporation.  Previous to the transfer, amounts were translated to US dollars as follows:

a.  Assets and liabilities, at the rates of exchange in effect as balance sheet dates;

b.  Equity accounts, at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c.  Revenues and expenses, at the average rates of exchange of each period reported.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Segment Reporting

Management will treat the operations of the Company as one segment.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2012, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

4. RELATED PARTY TRANSACTIONS

During the years 2006-2012, the Company president made advances to the Company totaling $190,000.

The Company secretary made advances during the years 2007-2010 totaling $23,550.

The parent corporation made advance of $12,285 during the period between 2007-2011.

All advances bear interest at 4.45%.

5. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but has not demanded a refund. The Company intends to repay this obligation.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

6. ADMINISTRATIVE EXPENSES

Included in administrative expenses are the following items:

	2012	2011
Professional fees	5,006	5,675
Filing fees	9,750	1,121

Other	885	354
	$15,641	$7,150
7. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $      at December 31, 2012. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2016 through 2031.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below, offset by valuation allowance.  The valuation increased by $8,557 during the year.

Deferred Tax Asset	$311,946
Valuation Allowance	311,946
Balance Recognized	$-

Following is a table of NOL expiration dates:

Expiring in	US
2020	$555
2021	20,944
2022	100,922
2023	147,981
2024	11,520
5025	79,170
2026	356,735
2027	53,560
2028	26,711
2029	17,856
2030	56,595
2031	13,430
2032	25,166
$917,165

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

7. INCOME TAXES (CONT'D)

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.

The years 2010, 2011, and 2012 are subject to audit by the Internal Revenue Service.

8. RENTALS UNDER OPERATING LEASE

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This sharing arrangement is on a month to month basis. There was no rent expense incurred in 2012 or 2011.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the periods presented. Cash payments for income taxes during 2012 and 2011were $0 and $2,258, respectively. There were no non-cash investing or financing activities during either 2012 or 2011.

10.STOCK OPTIONS

On May 9, 2009, the Board of Directors approved the issuance of 1,000,000 options to purchase Company common stock. These options vested upon issuance and are exercisable for a period of ten years, expiring May 9, 2019. The fair value of these options at the date of issuance was $10,000, determined by a Black Sholes valuation model.

11. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

12.  SALE OF SUBSIDIARY

On February 7, 2012, the Company sold its majority position in Amanasu Support Corporation to its parent company, Amanasu Corporation (Japan) for $10,000.  This transaction was treated as a sale involving companies under common control.  Accordingly, no gain or loss was recorded.  The liabilities of the subsidiary exceeded its assets at the date of sale.  The excess ($438,454) was credited to paid in capital, calculated as follows.

Liabilities transferred	$522,120
Cash transferred	(3)
Other assets transferred	(721)
Noncontrolling interest	(8,204)
Accumulated other comprehensive income to date of sale	$(74,728)
Amount transferred to additional paid in capital	$438,454

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 31, 2013, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,706,300 shares of common stock of the Company which are issued and outstanding as of March 31, 2013. The address for each individual below is 445 Park Avenue Center 10th floor New York, NY 10022 the address of the Company.

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

4.
(4) Includes 500,000 shares of common stock held individually by Ms. Lei, and 39,873,700 shares of common stock beneficially owned by Atsushi Maki, Ms. Lei's spouse. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.	Audit Fees during 2012 and 2011 were $25,000 and $8,675 respectively, payable to the Company's principal auditor, Jeffrey & Company.
2.	Audit Related Fees during 2012 and 2011 were $ and $ respectively.
3.	Caption Tax Fees during 2012 and 2011 were $690.00 and $690.00 respectively.
4.	All Other Fees during 2012 and 2011 were $0.00 and $0.00 respectively.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules

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
Chairman & Chief Executive Officer
May 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Director

May 15, 2013