Form 10-Q
period 2013-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2013-05-31
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

604 790 8799
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of May 10, 2013.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2013 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ended December 31, 2013

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS

Cash	$181	$3,981
Total current assets	181	3,981

Other Assets - due from affiliate	3,800	-

Total Assets	$3,981	$3,981

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Advance	$99,900	$99,900

Advances from shareholder and officers	225,835	225,835
Interest due to shareholder and officers	24,489	21,977
Rent due to officer	3,750	3,750

Accrued expenses	6,265	6,265

Total current liabilities	360,239	357,727

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,706,300 shares issued and outstanding	46,706	46,706
Additional paid in capital	1,292,442	1,292,442
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,705,406)	(1,702,894)
Total stockholders' deficit	(356,258)	(353,746)

Total Liabilities and Stockholders' Deficit	$3,981	$3,981

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
Three Month Periods Ended March 31, 2013 and 2012, and For the Period
December 1, 1997 (Date of Inception of Development Stage) to March 31,2013
(Unaudited)

	2013	2012	December 1, 1997 (Date of Inception of Development Stage) to March 31, 2013

Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	-	-	1,160,595
Write off of inventory	-	-	68,288

Impairment expense	-	-	103,528
Total expenses of continuing entity	-	-	1,332,411
Operating loss of continuing entity	-	-	(1,231.930)

Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(2,512)	-	(26,775)
Net loss accumulated during development stage of continuing operations	(2,512)	-	(1,255,151)
Net loss accumulated during development stage of discontinued operations	-	-	(450,255)
Net loss accumulated during development stage	(2,512)	-	(1,705,406)

Other comprehensive loss: of discontinued entity
Foreign currency adjustments	-	-	(74,128)

Total Comprehensive Loss- continuing operations	(2,512)	-	(1,255,151)
Total comprehensive loss-discontinued entity	-	-	(524,383)
Total comprehensive loss	(2,512)	-	(1,779,534)

Loss per share - Basic and Diluted-continuing entity	$-	$-
Loss per share-basic and diluted – discontinued entity	$-	$-
Weighted average number of common shares outstanding	46,706,300	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2013 and 2012 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to December 31, 2012

	2013	2012	December 1, 1997 (Date of Inception of Development Stage) To March 31, 2013
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(2,512)	$(3,213)	$(1,255,151)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300

Changes in assets and liabilities:

Increase (decrease) in accrued expenses	-	-	49,456

Increases in accrued interest payable to related parties	2,512	1,983	36,841
Net Cash Consumed By Operating Activities of continuing operations	-	(1,230)	(1,049,792)
Net Cash Consumed by Operating Activities of discontinued operations	-	(53)	(106,781)
Total Cash Consumed by Operating Activities	-	(1,283)	(1,156,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Advance to affiliate	(3,800)	-	(3,800)
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	-	10,000	10,000
Net Cash Provided (Consumed) by Investing Activities of Continuing Operations	(3,800)	10,000	(164,185)
Net Cash Consumed by Investing Activities of Discontinued Operations		-	(160,228)
Net Cash Provided (Consumed) by Investing Activities	(3,800)	10,000	(324,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Issuances of common stock to investors	-	-	810,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	-	80,000	370,436
Repayment of loans from shareholder and officers	-	(30,000)	(133,260))
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000))
Net Cash Provided By Financing Activities of continuing operations	-	50,000	1,285,430
Total Cash Provided by Financing Activities of discontinued operations	-	-	195,737
Total Cash Provided by Financing Activities	-	50,000	1,481,167

Net Change In Cash

Continuing Operations	(3,800)	58,770	181
Discontinued Operations	-	(53)	-
Cash balance, beginning of period			-
Continuing Operations	3,981	1,895
Discontinued Operations	-	53
Cash balance, end of period - Continuing Operations	$181	$60,665	$181

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2013 and 2012 and for the three month periods ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2013, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

4. SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS

On February 7, 2012, the Company sold its interest in a subsidiary, Amanasu Support Corporation, to its parent for $10,000 cash.  This was a transaction between companies under common control.  For that reason, no gain or loss was recognized.  The subsidiary had an excess of liabilities over the assets transferred; the excess was added to paid in capital.

The operations of the subsidiary are deemed discontinued and the statements of operations and cash flows distinguish between continuing and discontinued operations.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2012.

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727 . The Tokyo branch has relocated from 1-7-10 Motoakasaka Minato-Ku Tokyo Japan to 3-7-11 Azabujuubann Minato-Ku Tokyo Japan. Telephone: 03-3451-8870.

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

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as PixenInc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public by early 2007. Its DAA (Defensive Aromatic Air) is its current flagship product.

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

FINANCIAL RESULTS

Total Assets as at March 31, 2013 was $3,981 compared to $3,981 at December 31, 2012.

Total current liabilities as at March 31, 2013 was $360,239 compared to $357,727 at December 31, 2012.

Expenses for the three months ended March 31, 2013 were $6,845 compared to $954 for the same period of the prior year. The increase is primarily due to higher professional and filing fees.

The net loss for the three months ended March 31, 2013 was $(2,512) compared with $(932) for the same period of the prior year. The higher loss is due to increases in administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for the next twelve months are estimated to be $165,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000for miscellaneous expenses. The Company has sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

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

Date: May 15, 2013

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer