Form 10-Q
period 2013-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2013-08-13
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,706,300 as of August 5, 2013.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Cash	$45,109	$3,981
Total current assets	45,109	3,981

Other Assets - due from affiliate	3,800	-

Total Assets	$48,909	$3,981

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Advance	$99,900	$99,900

Advances from shareholder and officers	220,835	225,835
Interest due to shareholder and officers	26,997	21,977
Rent due to officer	3,750	3,750

Accrued expenses	22,154	6,265

Total current liabilities	373,636	357,727

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,756,300 and 46,706,300 shares issued and outstanding, respectively	46,756	46,706
Additional paid in capital	1,343,091	1,293,141
Paid in capital options	10,000	10,000
Deficit accumulated during development stage	(1,724,574)	(1,703,593)
Total stockholders' deficit	(324,727)	(353,746)

Total Liabilities and Stockholders' Deficit	$48,909	$3,981

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
Three Month Periods Ended June 30, 2013 and 2012, and For the Period
December 1, 1997 (Date of Inception of Development Stage) to June 30,2013
(Unaudited)

	2013	2012	December 1, 1997 (Date of Inception of Development Stage) to June 30, 2013

Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	15,961	21,997	1,176,556
Write off of inventory	-	-	68,288

Impairment expense	-	-	103,528
Total expenses of continuing entity	15,961	21,997	1,348,372
Operating loss of continuing entity	(15,961)	(21,997)	(1,247.891)

Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(2,508)	(3,042)	(29,283)
Net loss accumulated during development stage of continuing operations	(18,469)	(25,039)	(1,273,620)
Net loss accumulated during development stage of discontinued operations	-	-	(450,954)
Net loss accumulated during development stage	(18,469)	(25,039)	(1,724,574)

Other comprehensive loss: of discontinued entity
Foreign currency adjustments	-	-	(74,128)

Total Comprehensive Loss- continuing operations	(18,469)	(25,039)	(1,273,620)
Total comprehensive loss-discontinued entity	-	-	(525,082)
Total comprehensive loss	$(18,469)	$(25,039)	(1,798,702)

Loss per share - Basic and Diluted-continuing entity	$-	$-
Loss per share-basic and diluted – discontinued entity	$-	$-
Weighted average number of common shares outstanding	46,715,641	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
Six Month Periods Ended June 30, 2013 and 2012, and For the Period
December 1, 1997 (Date of Inception of Development Stage) to June 30,2013
(Unaudited)

	2013	2012	December 1, 1997 (Date of Inception of Development Stage) to June 30, 2013

Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	15,961	23,227	1,176,556
Write off of inventory	-	-	68,288

Impairment expense	-	-	103,528
Total expenses of continuing entity	15,961	23,227	1,348,372
Operating loss of continuing entity	(15,961)	(23,227)	(1,247.891)

Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(5,020)	(5,025)	(29,283)
Net loss accumulated during development stage of continuing operations	(20,981)	(28,252)	(1,273,620)
Net loss accumulated during development stage of discontinued operations	-	(9,234)	(450,954)
Net loss accumulated during development stage	(20,981)	(37,486)	(1,724,574)

Other comprehensive loss: of discontinued entity
Foreign currency adjustments	-	(5,244)	(74,128)

Total Comprehensive Loss- continuing operations	(20,981)	(28,252)	(1,273,620)
Total comprehensive loss-discontinued entity	-	(14,478)	(525,082)
Total comprehensive loss	$(20,981)	$(42,730)	(1,798,702)

Loss per share - Basic and Diluted-continuing entity	$-	$-
Loss per share-basic and diluted – discontinued entity	$-	$-
Weighted average number of common shares outstanding	46,710,300	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2013 and 2012 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to December 31, 2012

	2013	2012	December 1, 1997 (Date of Inception of Development Stage) To June 31, 2013
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(20,981)	$(28,252)	$(1,273,620)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300

Changes in assets and liabilities:

Increase (decrease) in accrued expenses	15,889	(5,715)	65,345

Increases in accrued interest payable to related parties	5,020	5,025	39,349
Net Cash Consumed By Operating Activities of Continuing Operations	(72)	(28,942)	(1,049,864)
Net Cash Consumed by Operating Activities of Discontinued Operations	-	(53)	(106,781)
Cash Consumed by Operating Activities	(72)	(28,995)	(1,156,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Advance to affiliate	(3,800)	-	(3,800)
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	-	10,000	10,000
Net Cash (Consumed) Provided by Investing Activities of Continuing Operations	(3,800)	10,000	(164,185)
Net Cash Consumed by Investing Activities of Discontinued Operations		-	(160,228)
Cash (Consumed) Provided by Investing Activities	(3,800)	10,000	(324,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Issuances of common stock to investors	50,000	-	860,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	-	80,000	370,436
Repayment of loans from shareholder and officers	(5,000)	(53,260)	(138,260)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities of Continuing Operations	45,000	26,740	1,330,430
Total Cash Provided by Financing Activities of Discontinued Operations	-	-	195,737
Cash Provided by Financing Activities	45,000	-	1,526,167

Net Change In Cash

Continuing Operations	41,128	7,798	-
Discontinued Operations	-	(53)	-
Cash balance, beginning of period			-
Continuing Operations	3,981	1,895	-
Discontinued Operations	-	53
Cash balance, end of period - Continuing Operations	$45,109	$9,693	$45,109

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2013 and 2012 and for the three and six month periods ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency, accumulated deficit, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

5. SALE OF CAPITAL STOCK

On June 13, 2013 50,000 shares of common stock were sold for $50,000 to a non-related party.

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

Current

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation and renamed it Amanasu Support Corporation. Amanasu Support Company was sold to Amanasu Corporation (Japan), the parent company of Amanasu Techno Holdings, during the year ended December 31, 2012.

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

The second technology is an automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now seeking, manufacturing partners.

History

The Company is a development stage company and significant risks exist with respect to its business (see "Cautionary Statements" below). The Company received the exclusive worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to the Company, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director and officer of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

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

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as PixenInc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public. Its DAA (Defensive Aromatic Air) is its current flagship product.

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

The Company believes that the Haruka is a Class I medical device, which has a much shorter approval process. The Company has tentative plans for production, however, cannot guarantee this schedule.

PLAN OF OPERATION

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing.  Its operations to date have been limited to conducting various tests on its technologies.

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

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology extremely competative even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now currently seeking, manufacturing partners.

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target is to raise $30,000,000 in the near future.

As stated above, the Company can not predict whether or not it will be successful in its capital raising efforts and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $165,000, it may not be able to complete its plan of expanding operations as discussed above.

The company is expecting to gain the capital from issuing and selling the shares of the Company.

During the quarter ending March 31, 2013 The Company sold its 100% ownership of Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to its parent company, Amanasu Corporation (Japan) for $10,000. Because the subsidiary had an excess of liabilities over the assets transferred on the sale, the excess was transferred to paid in capital.

FINANCIAL RESULTS

Total Assets as at June 30, 2013 were $48,909 compared to $3,981 at December 31, 2012.

Total current liabilities as at June 30, 2013 were $373,636 compared to $357,727 at December 31, 2012.

The net loss from continuing operations for the three months ended June 30, 2013 was $(20,981) compared with $(37,486) for the same period of the prior year. The reduced loss is due to decreases in administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's minimum cash requirements for the next twelve months are estimated to be $15,000. This amount is comprised of the following estimated expenditures:  $15,000 for miscellaneous expenses including interest and professional fees. The Company does have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company does not have sufficient cash to pay its current liabilities. The Company will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans.  There is no current commitment for either of these fund sources.

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

Date: August 10, 2013

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer