Form 10-K
period 2013-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2014-03-31
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last day of the registrant’s most recently completed second quarter, was $63,589.00.

As of February 28, 2014 the registrant had 46,956,300 shares of Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

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

Current

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its brother company Amanasu Environment Corporation. The Company was to assist Amanasu Water Corporation under a new name, Amanasu Support Corporation, to manufacture and market technologies. Subsequently the Company interest in Amanasu Support Corporation was sold to its parent corporation, Amanasu Corporation.

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

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competitive even in the current global economic crisis. The company is now currently seeking, manufacturing partners.

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

Employees.

As of December 31, 2013, the Company has no full time employees.

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

Control Exercised By Management. The current officers and directors control approximately 87% of the shareholder votes, based on ownerships of February 28, 2014. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2015. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at 3-7-11 Azabujuubann Minato-Ku Tokyo Japan. Amanasu Environment Corporation occupies the same premises and does not contribute toward the rent.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.01 and $2.00 per share since that date. As of February 28, 2014 there were 51 registered holders of record of our common stock.

The following table sets forth the high and low closing prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2013
Common stock price per share:
High	$0.01	$0.01	$1.66	$0.21	$0.01
Low	$0.01	$0.01	$0.01	$0.05	$0.01
Fiscal Year 2012
Common stock price per share
High	$0.01	$0.01	$0.01	$0.01	$0.01
Low	$0.01	$0.01	$0.01	$0.01	$0.01

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
Please note the consolidated financial statements for the fiscal year ending December 31, 2013 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $248,103 as well as an accumulated deficit of $1,741,050. These factors, among other things discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze developed by NMG Inc, a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts.

The second technology is a automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competitive even in the current global economic crisis. The company is seeking, manufacturing partners.

The Company will also be concentrating its capital raising efforts to enter into the NASDAQ Global Market. The Company's target in the next two years is to raise $30,000,000.

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

Liquidity And Capital Resources

In October 2001, the Company received $46,000 from four investors and $400,000 resulting from the exercise of stock options for 20,000,000 shares of common stock by the Company's principal shareholder. During the 2003 period, the Company also received $99,900 from a potential investor that subsequently declined to invest. The potential investor has cancelled that debt based on business services provided by Mr. Maki, President of the Company.  The deposit has been credited to paid in capital. The Company intends to raise additional funds in the near future through private placements of its common stock.  $50,000 was received for stock sales in 2013.  The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing.

Results of Operations

During the fiscal 2013 and 2012, the Company spent $-0- and $-0- respectively on research and development.

Total assets as of December 31, 2013 were $25,241, compared to $3,981 as of December 31, 2012. Total Current Liabilities as of December 31, 2013 was $366,444 compared to $357,727 at December 31, 2012. The increase is primarily due to accrued interest on debt.

Selling and administrative expenses as during 2013 was $27,523 compared to $15,641 during the same period in 2012. The increase is due primarily to higher professional fees and filing costs due to the 2012 sale of Amanasu Support.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Techno Holdings Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (A Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from December 1, 1997 (date of inception of development stage) to December 31, 2013. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Techno Holdings Corporation (A Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period from December 1, 1997 ( date of inception of development stage) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at December 31, 2013, the Company had a working capital deficiency of $248,103 as well as an accumulated deficit of $1,741,050. These factors, among other things discussed in Note 3 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Jeffrey & Company

Jeffrey & Company, Certified Public Accountants
Wayne, New Jersey

March  , 2014

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets:
Cash	$18,441	$3,981

Total current assets	18,441	3,981

Other Assets:
Due from affiliate	6,800	-
Total other assets	6,800	-

Total Assets	$25,241	$3,981

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:

Accrued expenses	$45,709	$31,992
Advances from shareholders and officers	320,735	225,835
Other advance	-	99,900
Total current liabilities	366,444	357,727

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,756,300 and 46,706,300 shares issued and outstanding, respectively	46,756	46,706
Additional paid in capital	1,343,091	1,293,141
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,741,050)	(1,703,593)
Total stockholders' deficit	(341,203)	(353,746)
Total Liabilities and Stockholders' Deficit	$25,241	$3,981

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2013	Year 2012	December 1, 1997 (Date of Inception of Development Stage) to December 31, 2013
Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	27,523	15,641	1,160,595
Write off of inventory	-	-	68,288

Impairment expense	-	-	103,528
Total expenses of continuing entity	-	15,641	1,332,411
Operating loss of continuing entity	(27,523)	(15,641)	(1,231.930)

Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(9,934)	(9,525)	(24,263)
Net Loss accumulated during development stage of continuing entity	(37,457)	(25,166)	(1,252,639)
Net Loss accumulated during development stage of discontinued operation	-	(9,234)	(450,954)
Net loss accumulated during development stage	(37,457)	(34,400)	(1,703,593

Other comprehensive loss:of discontinued entity -
foreign currency adjustments	-	(5,244)	(74,128)

Total Comprehensive Loss- continuing entity	(37,457)	(25,166)	(1,252,639)
Total comprehensive loss-discontinued operations	-	(14,478)	(525,082)
Total comprehensive loss	$(37,457)	$(39,644)	$(1,777,721)

Loss per share - Basic and Diluted-continuing entity	$-	$-
Loss per share-basic and diluted – discontinued entity	$-	$-
Weighted average number of common shares outstanding	46,733,834	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From December 1, 1997
(Date of Inception of Development Stage) to December 31, 2013

	Common Stock		Additional Paid In	Deficit Accumulated During Development	Accumulated Other Comprehensive	Paid In Capital
	Shares	Amount	Capital	Stage	Income	Options	Total

Balance, December 1, 1997, at inception of development stage	3,200,000	$3,200	$(1,800)	$(1,300)	$-		$100
S Shares issued March 10, 2000, as partial consideration for licensing agreement	17,000,000	17,000	(17,000)
Shares issued during 2001, as fees connected with acquisition of licensing agreement	6,350,000	6,350	(6,350)
Shares issued during 2001, on exercise of option	20,000,000	20,000	380,000				400,000
Shares issued during 2001, to investors	36,400	36	45,964				46,000
Net loss of 2001				(39,459)	-		(39,459)
Shares issued during 2002, for services	50,000	50	4,950				5,000
Net loss of 2002				(190,138)	-		(190,138)
Shares issued during 2003, for services	150,000	150	14,850				15,000
Shares issued during 2003, on exercise of options	70,000	70	69,930				70,000
Shares canceled during 2003	(150,100)	(150)	150				-
Net loss 2003				(278,798)	-		(278,798)
Net loss 2004				(21,704)	-		(21,704)
Net loss 2005				(87,059)	-		(87,059)
Net loss 2006			255,608	(356,735)	(1,867)		(102,994)
Options issued for services in 2006						10,000	10,000
Balance, December 31, 2006	46,706,300	46,706	746,302	(975,193)	(1,867)	10,000	(174,052)
Net loss 2007				(100,908)	(1,713)		(102,621)
Balance, December 31, 2007	46,706,300	46,706	746,302	(1,076,101)	(3,580)	10,000	(276,673)
Net loss 2008				(26,711)	(13,053)		(39,764)
Balance, December 31, 2008	46,706,300	46,706	746,302	(1,102,812)	(16,633)	10,000	(316,437)
Non Controlling interest in subsidiary, sold for cash			105,582				105,582
Balances allocated to non-controlling interest			(7,197)	(750)	273		(7,674)
Net loss of 2009 for continuing operation				(17,856)			(17,856)
Net loss of 2009 for discontinued operation				(121,432)			(121,432)
Allocation of loss to noncontrolling interest				1,825			1825
Other comprehensive loss for year					2872		2, 872
Balance, December 31, 2009	46,706,300	46,706	844,687	(1,241,025)	(13,488)	10,000	(353,120)
Net loss of 2010 of continuing operation				(62,767)			(62,767)
Net loss of 2010for discontinued operation				(267,504)			(267,504)
Net loss of Allocated to noncontrolling interest of discontinued operation				4,385			4,385
Other comprehensive income					(23,405)		(23,405)
Balance, December 31, 2010	46,706,300	46,706	844,687	(1,566,911)	(36,893)	10,000	(702,411)
Net loss of 2011of continuing operation				(13,430)			(13,430)
Net loss of 2011 for discontinued operation				(90,333)			(90,333)
Allocation to noncontrolling interest of discontinued operation				1,481			1,481
Comprehensive loss for year					(32,591)		(32,591)
Balance, December 31, 2011	46,706,300	46,706	844,687	(1,669,193)	(69,484)	10,000	(837,284)
Amount transferred to additional paid in capital - sale of majority position in Amanasu Support Corporation to its parent company, Amanasu Corporation			438,454				438,454
Proceeds from sale of interest in subsidiary			10,000				10,000
Net loss for 2012 of continuing operation				(25,166)			(25,166)
Net loss of 2012 for discontinued operation				(9,388)			(9,388)
Allocation to noncontrolling interest of discontinued operation				154			154
Comprehensive income					69,484		69,484
Balance, December 31, 2012	46,706,300	46,706	1,293,141	(1,703,593)	-	10,000	(353,746)
Proceeds from sale of stock	50,000	50	49,950	-	-	-	50,000
Net (loss) 2013				(37,457			(37,457)
Balance, December 31, 2013	46,756,300	$46,756	$1,343,091	$(1,741,050)	$-	$10,000	$(341,203)

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to December 31, 2013

	2013	2012	December 1, 1997 (Date of Inception of Development Stage) To December 31, 2013
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(37,457)	$(25,166)	$(1,290,250)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations:
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300
Adjustment to sale of Support	-	154	154

Changes in assets and liabilities:

Increase (decrease) in accrued expenses	3,783	(19,167)	53,239

Increases in accrued interest payable to related parties	9,934	9,525	44,263
Net Cash Consumed By Operating Activities of continuing operations	(23,740)	(34,654)	(1,073,532)
Net Cash Consumed by Operating Activities of discontinued operations	-	(53)	(106,781)
Total Cash Consumed by Operating Activities	(23,740)	(34,707)	(1,180,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
(Increases) in due from affiliate	(25,048)	-	(225,048)
Decreases in due from affiliate	18,248		218,248
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	-	10,000	10,000
Net Cash (Consumed) Provided by Investing Activities of Continuing Operations	(6,800)	10,000	(167,185)
Net Cash Consumed by Investing Activities of Discontinued Operations			(160,228)
Net Cash provided (Consumed) by Investing Activities	(6,800)	10,000	(327,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Proceeds from sale of common stock	50,000	-	860,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	-	80,000	370,436
Repayments of loans from shareholder and officers	(5,000)	(53,260)	(138,260)
Net Cash Provided By Financing Activities of Continuing Operations	45,000	26,740	1,330,430
Total Cash Provided by Financing Activities of Discontinued Operations		-	195,737
Total Cash Provided by Financing Activities	45,000	26,740	1,526,167

Net Change In Cash-continuing operation	14,460	2,086	89,713

Net change in cash discontinued operation	-	(53)	(71,272)
Cash balance, beginning of period for continuing operation	3,981	1,895	-
Cash balance, beginning of period for discontinued operations	-	53	-
Cash balance, end of period for continuing operations	$18,441	$3,981	$18,441

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, to Supreme Group International, Inc. on December 24, 2000, to Amanasu Technologies Corporation on May 30, 2001. The present name was adopted October 16, 2007.

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive and, through December 31, 2013, has had no transactions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting

The Company is a development stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB). Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2013, the Company has been in the development stage.

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

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

b. Equity accounts, at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c. Revenues and expenses, at the average rates of exchange of each period reported.

Segment Reporting

Management will treat the operations of the Company as one segment.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2013, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

4. RELATED PARTY TRANSACTIONS

During the years 2006-2013, the Company president made advances to the Company totaling $110,000.

The Company secretary made advances during the years 2007-2010 totaling $23,550.

The parent corporation made advance of $92,285 during the period between 2007-2011.  During 2013 $5,000 was repaid leaving a balance of $87,285.

All advances bear interest at 4.45%.

Accrued interest in the amount of $31,910 owed to related parties is included in accrued expenses.

5. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but had not demanded a refund.

During 2013 the Company President provided personal services for the subscriber and as a result the subscriber assigned the debt to the Company President.  The $99,900 is now payable to the Company President and is included in Advances from Shareholders and Officers

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

6. ADMINISTRATIVE EXPENSES

Included in administrative expenses are the following items:

	2013	2012
Professional fees	$21,794	$5,006
Filing fees	5,702	9,750

Other	27	885
	$27,523	$15,641

7. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $948,602 at December 31, 2013. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2020 through 2033.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below, offset by a valuation allowance. The valuation allowance increased by $12,735 during the year.

Deferred Tax Asset	$322,524
Valuation Allowance	322,524
Balance Recognized	$-

Following is a table of NOL expiration dates:

Expiring in	US
2020	$555
2021	20,944
2022	100,922
2023	147,981
2024	11,520
5025	79,170
2026	356,735
2027	53,560
2028	26,711
2029	17,856
2030	56,595
2031	13,430
2032	25,166
2033	37,457
Total	$948,602

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

7. INCOME TAXES (CONT'D)

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.

The years 2011, 2012, and 2013 are subject to audit by the Internal Revenue Service.

8. RENTALS UNDER OPERATING LEASE

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This sharing arrangement is on a month to month basis. There was no rent expense incurred in 2013 or 2012.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.  A stock purchase advance liability from a non-related corporation in the amount of $99,900 was cancelled due to personal services provided by the Company President.  This cancelled liability was credited to advances from shareholders and officers.  There were no other non-cash investing or financing activities during either 2013 or 2012.

10.STOCK OPTIONS

On May 9, 2009, the Board of Directors approved the issuance of 1,000,000 options to purchase Company common stock. These options vested upon issuance and are exercisable for a period of ten years at .05 per share, expiring May 9, 2019. The fair value of these options at the date of issuance was $10,000, determined by a Black Sholes valuation model.  There is disagreement regarding the value of services performed in exchange for these options.  They will be continued at $10,000 until the contract can be resolved.

11. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

Liabilities transferred	$522,120
Cash transferred	(3)
Other assets transferred	(721)
Noncontrolling interest	(8,214)
Accumulated other comprehensive income to date of sale	(74,728)
Amount transferred to additional paid in capital	$438,454

13.  SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company sold 200,000 shares to an unrelated corporation for $200,000 in a private sale.

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

Name	Age	Position

Atsushi Maki	63	Chairman, Chief Executive Officer Director

Lina Lei	50	Secretary, Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION

The officers of the Company are not full time employees. They do not currently receive compensation.  The Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 31, 2013, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,756,300 shares of common stock of the Company which are issued and outstanding as of February 28, 2014. The address for each individual below is 445 Park Avenue Center 10th floor New York, NY 10022 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	74.9%

Common Stock	Atsushi Maki(3)	40,373,700	86.4%

Common Stock	Lina Lei(4)	40,373,700	86.4%

Common Stock	Officers and Directors, as a group (3 persons)	40,373,700	86.4%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.	Audit Fees during 2013 and 2012 were $21,144 and $5,006 respectively, payable to the Company's principal auditor, Jeffrey & Company.
2.	There were no Audit Related Fees paid during 2013 and 2012 were $ and $ respectively.
3.	Income Tax Fees paid during 2013 and 2012 were $650.00 and $0.00 respectively.
4.	All Other Fees paid during 2013 and 2012 were zero.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules
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

Amanasu Techno Holdings Corporation

March 28, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chairman & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director