Form 10-Q
period 2014-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2014-05-20
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting copany" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 46,956,300 as of April 30, 2014

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2014 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$111,439	$18,441

Total current assets	111,439	18,441

Other Assets:
Due from affiliate	13,871	6,800
Total other assets	13,871	6,800
Total Assets	$125,310	$25,241

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:

Accrued expenses	$47,084	$45,709
Advances from shareholders and officers	233,450	320,735
Other advance	-	-
Total current liabilities	280,534	366,444

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,706,300 shares issued and outstanding, respectively	46,956	46,756
Additional paid in capital	1,542,891	1,343,091
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,755,071)	(1,741,050)
Total stockholders' deficit	(155,224)	(341,203)
Total Liabilities and Stockholders' Deficit	$125,310	$25,241

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
Three Month Periods Ended March 31, 2014 and 2013, and For the Period
December 1, 1997 (Date of Inception of Development Stage) to March 31,2014
(Unaudited)

	2014	2013	December 1, 1997 (Date of Inception of Development Stage) to March 31, 2014

Revenue	$-	$-	$124,461
Cost of Goods Sold	-	-	23,980
Gross Profit	-	-	100,481

Selling and administrative expenses	9,455	-	1,170,050
Write off of inventory	-	-	68,288

Impairment expense	-	-	103,528
Total expenses of continuing entity	9,455	-	1,341,866
Operating loss of continuing entity	(9,455)	-	(1,241.385)

Other Income (Expense):
Interest Income	-	-	4
Other Income	-	-	3,550
Interest Expense	(4,566)	(2,512)	(28,829)
Net loss accumulated during development stage of continuing operations	(14,021)	(2,512)	(1,266,660)
Net loss accumulated during development stage of discontinued operations	-	-	(450,954)
Net loss accumulated during development stage	(14,021)	(2,512)	(1,717,614)

Other comprehensive loss: of discontinued entity
Foreign currency adjustments	-	-	(74,128)

Total Comprehensive Loss- continuing operations	(14,021)	(2,512)	(1,266,660)
Total comprehensive loss-discontinued entity	-	-	(525,082)
Total comprehensive loss	(14,021)	(2,512)	(1,791,742)

Loss per share - Basic and Diluted-continuing entity	$-	$-
Loss per share-basic and diluted – discontinued entity	$-	$-
Weighted average number of common shares outstanding	46,834,078	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2014 and 2013 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to March 31, 2014

	2014	2013	December 1, 1997 (Date of Inception of Development Stage) To March 31, 2014
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(14,021)	$(2,512)	$(1,304,271)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300
Adjustment to sale of Support	-	-	154

Changes in assets and liabilities:

Increase (decrease) in accrued expenses	7,240	-	60,479

Increases in accrued interest payable to related parties	(5,865)	2,512	38,398
Net Cash Consumed By Operating Activities of continuing operations	(12,646)	-	(1,086,178)
Net Cash Consumed by Operating Activities of discontinued operations	-	-	(106,781)
Total Cash Consumed by Operating Activities	(12,646)	-	(1,192,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
(Increases) in due to affiliate	(7,071)	(3,800	(232,119)
Decreases in due to affiliate	-	-	218,248
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	-	-	10,000
Net Cash Provided (Consumed) by Investing Activities of Continuing Operations	(7,071)	(3,800	(174,256)
Net Cash Consumed by Investing Activities of Discontinued Operations			(160,228)
Net Cash Provided (Consumed) by Investing Activities	(7,071)	(3,800	(334,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Issuances of common stock to investors	200,000	-	1,060,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	-	-	370,436
Repayment of loans from shareholder and officers	(87,285)	-	(225,545)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities of continuing operations	112,715	-	1,443,145
Total Cash Provided by Financing Activities of discontinued operations	-	-	195,737
Total Cash Provided by Financing Activities	112,715	-	1,638,882

Net Change In Cash

Continuing Operations	92,998	(3,800)	182,711
Discontinued Operations	-	-	(71,272)
Cash balance, beginning of period			-
Continuing Operations	18,441	3,981
Discontinued Operations	-	-
Cash balance, end of period - Continuing Operations	$111,739	$181	$111,439

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company advanced $6,800 to its sister company, Amanasu Environment Corporation.  During the three months ended March 31, 2014 the Company advanced an additional 7,071 to its sister company, resulting in a total of  $13,871.  The advances are due on demand and do not bear interest.  At December 31, 2013, there were advances totaling $320,735 due to officers of the Company and its principal shareholder.  These advances had been received in prior periods.  During the first quarter the balance due the Parent corporation, Amanasu (Japan), $87,285,was repaid  leaving a balance of $233,450.  They are due on demand and bear interest at 4.45%.  Interest has accrued on these advances totaling $36,477 through March 31, 2014.  $10,431 of that interest was paid during the first quarter of 2014, leaving a balance of $26,046 payable  This balance is also due on demand.  Rent of $3,750 is owed for a prior period to the Company Secretary.

6.  SALE OF CAPITAL STOCK

On February 24, 2014 200,000 shares of common stock were sold for $200,000 to a non-related party.

7. MD & A DISCLOSURE

On May 6, 2014, the license of the Company’s independent registered public accounting firm, Jeffrey & Company, was revoked by the Public Company Accounting Oversight Board. On May 15, 2014, the Jeffrey & Company (“Former Auditor”) resigned as the Company’s auditor.
On May 17, 2014, the Registrant engaged Michael F. Albanese as the Registrant’s new independent registered public accounting firm. The appointment of Michael F. Albanese was approved by the Registrant’s Board of Directors.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2013.

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

Current

As of April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its sister company Amanasu Environment Corporation and renamed it Amanasu Support Corporation.

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

The market place for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. To meet the economical sale price requirement the Company planned to conduct their manufacturing in China to reduce cost, and hoped it would meet the Company's expectations; however, significant difficulty with protecting the Company's proprietary technology unexpectedly emerged. In addition to proprietary issues, there were major concerns in customer service follow-ups (i.e. product warranty, maintenance, etc). The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed appropriately, would prove to be an overwhelming liability for the Company. To solve the two major issues, the Company decided to initiate a cooperative with a company that already produces completed electric scooters in a successful marketing condition. Evader Motorsports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. Evader, in turn, would manage customer-service concerns. The Company was granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels provided that it was agreed upon by both parties. The Company also considered Evader as a prospective company to share its technology with to create improved and more advanced electric scooters. The Company believed that with a combined effort using both companies' resources and technology, the resulting product would make a stronger impact on the market.

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

The Company believes that the Haruka is a Class I medical device, which has a much shorter approval process. The Company has tentative plans for production, however, cannot guarantee this production schedule.

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

FINANCIAL RESULTS

Total Assets as at March 31, 2014 was $125,310 compared to $25,241 at December 31, 2013.

Total current liabilities as at March 31, 2014 was $280,534 compared to $366,444 at December 31, 2013.

Expenses for the three months ended March 31, 2014 were $9,455 compared to nil for the same period of the prior year.

The net loss from continuing operations for the three months ended March 31, 2014 was $(14,021) compared with $(2,512) for the same period of the prior year. The higher loss is due to increases in administrative expense.

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

Amanasu Techno Holdings Corporation

Date: May 20, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer