Form 10-Q
period 2014-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2014-08-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,956,300 as of August 14, 2014.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited financial statements for the six months period ended June 30, 2014 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$68,166	$18,441

Total current assets	68,166	18,441

Other Assets:
Due from affiliate	13,871	6,800
Total other assets	13,871	6,800
Total Assets	$82,037	$25,241

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$32,393	$45,709
Advances from shareholders and officers	233,450	320,735
Total current liabilities	265,843	366,444

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 and 46,756,300 shares issued and outstanding, respectively	46,956	46,756
Additional paid in capital	1,542,891	1,343,091
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,783,653	(1,741,050)
Total stockholders' deficit	(183,806	(341,203)
Total Liabilities and Stockholders' Deficit	$82,037	$25,241

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Three and Six Month Periods Ended June 30, 2014 and 2013, and For the Period
December 1, 1997 (Date of Inception of Development Stage) to June 30,2014
(Unaudited)

					December 1, 1997
					(Date of Inception of
	Three Month Periods		Six Month Periods		Development Stage)
	2014	2013	2014	2013	To June 30, 2014

Revenue	$-	$-	$-	$-	$124,461
Cost of Goods Sold	-	-	-	-	23,980
Gross Profit	-	-	-	-	100,481

Selling and administrative expenses	25,985	15,961	35,440	15,961	1,196,075
Write off of inventory	-	-	-	-	68,288
Impairment expense	-	-	-	-	103,528
Total expenses of continuing entity	25,985	15,961	35,440	15,961	1,367,851
Operating loss of continuing entity	(25,985)	(15,961)	(35,440)	(15,961)	(1,267.370)

Other Income (Expense):
Interest Income	-	-	-	-	4
Other Income	-	-	-	-	3,550
Interest Expense	(2,597)	(2,508)	(7,163)	(5,020)	(31,426)
Net loss accumulated during development stage of continuing operations	(28,582)	(18,469)	(42,603)	(20,981)	(1,295,242)
Net loss accumulated during development stage of discontinued operations	-	-	-	-	(450,954)
Net loss accumulated during development stage	(28,582)	(18,469)	(42,603)	(20,981)	(1,746,196)

Other comprehensive loss of discontinued entity:
Foreign currency adjustments	-	-	-	-	(74,128)

Total Comprehensive Loss- continuing operations	(28,582)	(18,469)	(42,603)	(20,981)	(1,295,242)
Total comprehensive loss-discontinued entity	-	-	-	-	(525,082)
Total comprehensive loss	$(28,582)	$(18,469)	$(42,603)	$(20,981)	$(1,820,324)

Loss per share - Basic and Diluted-continuing entity	$-	$-	$-	$-
Loss per share-basic and diluted – discontinued entity	-	-	$-	$-
Weighted average number of common shares outstanding	46,956,300	46,706,300	46,897,526	46,706,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2014 and 2013 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to June 30, 2014

	2014	2013	December 1, 1997 (Date of Inception) of Development Stage) To June 30, 2014
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(42,603)	$(20,981)	$(1,332,853)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300
Adjustment to sale of Support	-	-	154

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(6,285)	15,889	46,954
Increases (decreases) in accrued interest payable to related parties	(7,031)	5,020	37,232
Net Cash Consumed by Operating Activities of continuing operations	(55,919)	(72)	(1,129,451)
Net Cash Consumed by Operating Activities of discontinued operations	-	-	(106,781)
Total Cash Consumed by Operating Activities	(55,919)	(72)	(1,236,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Decreases in amount due from affiliate	(7,071)	(3,800)	(232,119)
Increases in amount due to affiliate	-	-	218,248
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	-	-	10,000
Net Cash Consumed by Investing Activities of Continuing Operations	(7,071)	(3,800	(174,256)
Net Cash Consumed by Investing Activities of Discontinued Operations	-	-	(160,228)
Net Cash Consumed by Investing Activities	(7,071)	(3,800	(334,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Issuances of common stock to investors	200,000	50,000	1,060,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	-	-	370,436
Repayment of loans from shareholder and officers	(87,285)	(5,000)	(225,545)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities of continuing operations	112,715	45,000	1,443,145
Total Cash Provided by Financing Activities of discontinued operations	-	-	195,737
Total Cash Provided by Financing Activities	112,715	45,000	1,638,882

Net Change In Cash:

Continuing Operations	49,725	41,128	139,438
Discontinued Operations	-	-	(71,272)
Cash balance, beginning of period:
Continuing Operations	18,441	3,981	-
Discontinued Operations	-	-	-
Cash balance, end of period - Continuing Operations	$68,166	$45,109	$68,166

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2014 and for the three months periods ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three months period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company advanced $6,800 to its sister company, Amanasu Environment Corporation.  During the three months ended March 31, 2014 the Company advanced an additional 7,071 to its sister company, resulting in total advances of  $13,871.  The advances are due on demand and do not bear interest.  At December 31, 2013, there were advances totaling $320,735 due to officers of the Company and its principal shareholder.  These advances had been received in prior periods.  During the first quarter of 2014, the $87,285 balance due the Parent corporation, Amanasu (Japan), was repaid leaving a balance of $233,450.  These advances are due on demand and bear interest at 4.45%.  Interest has accrued on these advances totaling $39,074 through June 30, 2014.  $10,431 of that interest was paid during the first quarter of 2014, leaving a balance of $28,643 payable This balance is also due on demand.  Rent of $3,750 is owed for a prior period to the Company Secretary.

5.  SALE OF CAPITAL STOCK

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

COMPANY OVERVIEW

Amanasu Techno Holdings Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation. The Company is a development stage company, and has not conducted any operations or generated any revenue since its inception.

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

The Company will continue to manufacture and market 2 technologies, which the Company believes have great market potential.

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

The Company will continue to develop and market two technologies, which the Company believes have great market potential.

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

FINANCIAL RESULTS

Total Assets as at June 30, 2014 was $82,037 compared to $25,241 at December 31, 2013.

Total current liabilities as at June 30, 2014 was $265,843 compared to $366,444 at December 31, 2013.

Expenses for the three months ended June 30, 2014 were $25,985 compared to $15,961 for the same period of the prior year.

The net loss from continuing operations for the three months ended June 30, 2014 was $(28,582) compared with $(18,469) for the same period of the prior year. The higher loss is due to increases in administrative expense.

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

Amanasu Techno Holdings Corporation

August 14, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer