Form 10-Q
period 2014-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2014-11-19
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,956,300 as of November 14, 2014.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited financial statements for the nine months period ended September 30, 2014 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$47,416	$18,441

Total current assets	47,416	18,441

Other Assets:
Due from affiliate	13,871	6,800
Total other assets	13,871	6,800
Total Assets	$61,287	$25,241

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$42,865	$45,709
Advances from shareholders and officers	233,450	320,735
Total current liabilities	276,315	366,444
Commitments and Contingencies – Note 2
Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 and 46,756,300 shares issued and outstanding, respectively	46,956	46,756
Additional paid in capital	1,542,891	1,343,091
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,814,875	(1,741,050)
Total stockholders' deficit	(215,028	(341,203)
Total Liabilities and Stockholders' Deficit	$61,287	$25,241

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Three and Nine Month Periods Ended September 30, 2014 and 2013, and For the Period
December 1, 1997 (Date of Inception of Development Stage) to September 30, 2014
(Unaudited)

	Three Month Periods		Nine Month Periods		December 1, 1997 (Date of Inception of Development Stage) To September 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$124,461
Cost of Goods Sold	-	-	-	-	23,980
Gross Profit	-	-	-	-	100,481

Selling and administrative expenses	28,725	2,454	64,065	18,416	1,224,660
Write off of inventory	-	-	-	-	68,288
Impairment expense	-	-	-	-	103,528
Total expenses of continuing entity	28,725	2,454	64,065	18,416	1,396,476
Operating loss of continuing entity	(28,725	(2,454)	(64,065	(18,416)	(1,295,995)

Other Income (Expense):
Interest Income	-	-	-	-	4
Other Income	-	-	-	-	3,550
Interest Expense	(2,597)	(2,458)	(9,760)	(7,477)	(34,023)
Net loss accumulated during development stage of continuing operations	(31,322)	(4,912)	(73,825)	(25,893)	(1,326,464)
Net loss accumulated during development stage of discontinued operations	-	-	-	-	(450,954)
Net loss accumulated during development stage	(31,322)	(4,912)	(73,825)	(25,893)	(1,777,418)

Other comprehensive loss of discontinued entity:
Foreign currency adjustments	-	-	-	-	(74,128)

Total Comprehensive Loss- continuing operations	(31,322)	(4,912)	(73,825)	(25,893)	(1,851,546)
Total comprehensive loss-discontinued entity	-	-	-	-	(525,082)
Total comprehensive loss	$(31,322)	$(4,912)	$(73,825)	$(25,893)	$(2,376,628)

Loss per share - Basic and Diluted-continuing operations	$-	$-	$-	$-
Loss per share-basic and diluted – discontinued entity	-	-	$-	$-
Weighted average number of common shares outstanding	46,956,300	46,756,300	46,916,007	46,726,263

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2014 and 2013 and
For the Period December 1, 1997 (Date of Inception of Development Stage) to September 30, 2014
(Unaudited)

	2014	2013	December 1, 1997 (Date of Inception) of Development Stage) To September 30, 2014
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(73,825)	$(25,893)	$(1,364,075)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations
Charges not requiring outlay of cash:
Depreciation	-	-	1,500
Impairment	-	-	96,262
Equity items issued for services	-	-	21,300
Adjustment to sale of Support	-	-	154

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,173)	378	51,066
Increases (decreases) in accrued interest payable to related parties	(671)	7,477	43,592
Net Cash Consumed by Operating Activities of continuing operations	(76,669)	(18,038	(1,150,201)
Net Cash Consumed by Operating Activities of discontinued entity	-	-	(106,781)
Total Cash Consumed by Operating Activities	(76,669)	(18,038	(1,256,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of automobile	-	-	(1,500)
Increases in amounts due from affiliate	(7,071)	(25,048	(232,119)
Increases in amount due to affiliate	-	-	218,248
Payment of amounts due for licensing agreements	-	-	(168,885)
Proceeds of sale of subsidiary	-	-	10,000
Net Cash Consumed by Investing Activities of Continuing Operations	(7,071)	(25,048	(174,256)
Net Cash Consumed by Investing Activities of Discontinued entity	-	-	(160,228)
Net Cash Consumed by Investing Activities	(7,071)	(25,048	(334,484)

CASH CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loan	-	-	68,261
Advance received	-	-	99,900
Issuances of common stock to investors	200,000	50,000	1,060,093
Shareholder deposits for common stock	-	-	70,000
Proceeds of loans from shareholder and officers	-	-	370,436
Repayment of loans from shareholder and officers	(87,285)	(5,000	(225,545)
Advances from affiliate	-	-	200,000
Repayment of advances from affiliate	-	-	(200,000)
Net Cash Provided By Financing Activities of continuing operations	112,715	45,000	1,443,145
Net Cash Provided by Financing Activities of discontinued entity	-	-	195,737
Total Cash Provided by Financing Activities	112,715	45,000	1,638,882

Net Change In Cash:

Continuing Operations	28,975	1,914	118,688
Discontinued entity	-	-	(71,272)
Cash balance, beginning of period:
Continuing Operations	18,441	3,981	-
Discontinued entity	-	-	-
Cash balance, end of period - Continuing Operations	$47,416	$5,895	$(47,416

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Techno Holdings Corporation ("the Company") as of September 30, 2014 and for the three and nine months periods ended September 30, 2014 and 2013, and for the period December 1, 1997 (date of commencement of the Development Stage) to September 30, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest during the nine month period ended September 30, 2014 totaled $10,431.  There was no cash paid for income taxes during any of the periods presented, and there was no cash paid for interest during the nine month period ended September 30, 2013.

There were no non cash investing or financing activities during the nine month periods ended September 30, 2014 or 2013.

AMANASU TECHNO HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company advanced $6,800 to its sister company, Amanasu Environment Corporation.  During the three month period ended March 31, 2014, the Company advanced an additional 7,071 to its sister company, resulting in total advances of $13,871.  The advances are due on demand and do not bear interest.  At December 31, 2013, there were advances totaling $320,735 due to officers of the Company and its principal shareholder.  These advances had been received in prior periods.  During the first quarter of 2014, the $87,285 balance due the Parent company, Amanasu Corporation (Japan), was repaid leaving a balance of $233,450.  These advances are due on demand and bear interest at 4.45%.  Interest has accrued on these advances totaling $41,671 through September 30, 2014.  $10,431 of that interest was paid during the first quarter of 2014, leaving a balance of $31,240 payable.  This balance is also due on demand.  Rent of $3,750 is owed for a prior period to the Company Secretary.

5.  SALE OF CAPITAL STOCK

On February 24, 2014, 200,000 shares of common stock were sold for $200,000 to a non-related party.

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

The market place for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. To meet the economical sale price requirement the Company planned to conduct their manufacturing in China to reduce cost, and hoped it would meet the Company's expectations; however, significant difficulty with protecting the Company's proprietary technology unexpectedly emerged. In addition to proprietary issues, there were major concerns in customer service follow-ups (i.e. product warranty, maintenance, etc.). The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed appropriately, would prove to be an overwhelming liability for the Company. To solve the two major issues, the Company decided to initiate a cooperative with a company that already produces completed electric scooters in a successful marketing condition. Evader Motorsports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. Evader, in turn, would manage customer-service concerns. The Company was granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels provided that it was agreed upon by both parties. The Company also considered Evader as a prospective company to share its technology with to create improved and more advanced electric scooters. The Company believed that with a combined effort using both companies' resources and technology, the resulting product would make a stronger impact on the market.

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

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as PixenInc and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc. in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public. Its DAA (Defensive Aromatic Air) is its current flagship product.

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

With uncertainty in the amount of time taken to obtain approval from the FDA for various technologies by Seems Inc., the Company decided to begin a new project in the Food/Beverage industry, specifically Franchise management under the new leadership of Yukinori Yoshino, who was appointed President of the Company as of October 16th, 2007; however, due to personal reasons unrelated to the Company, Mr. Yoshino stepped down as President as of May 11, 2009, with the Chairman Mr. Atsushi Maki assuming the position of Chief Executive Officer.

PRODUCTS

Electric Motor Scooter

The Company’s initial intentions were to participate in the emerging electric vehicle market by using its licensed technologies to design, manufacture, and market lightweight, electric motor scooters. The Company planned to provide its own battery charging technology to Evader Motorcycle, Inc. to develop an improved electric scooter aiming at the Japan and Southeast Asian markets; however, with recently marketing research, the Evader product was not able to meet the Company's pricing standards. The Company's electric scooter project will be on hold until more customer-service related resources can be attained.

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

The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc., a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts.

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

FINANCIAL RESULTS

Total current assets as at September 30, 2014 was $47,416 compared to $18,441 at December 31, 2013.

Total current liabilities and total liabilities as at September 30, 2014 was $276,315 compared to $366,444 at December 31, 2013.

Expenses for the three months ended September 30, 2014 were $31,322 compared to $4,912 for the same period of the prior year. Expenses for the nine month period ended September 30, 2014 were $73,825 compared with $25,893 in the comparable period of 2013. These year to year changes are discussed in the following paragraph.

The net loss from continuing operations for the three months ended September 30, 2014 was $(31,322) compared with $(4,912) for the same period of the prior year. The net loss for the nine month period of 2014 was $73,825 compared with $25,893 in the comparable 2013 period. The higher loss is due to increases in administrative expense, primarily increases in rent and consulting fee.

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

ITEM 4T. CONTROLS OF PROCEDURES

These have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's , and Chief Accounting Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weakenesses.

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

Amanasu Techno Holdings Corporation

Date: November 18, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer