Form 10-K
period 2014-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2015-04-13
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2015, the last day of the registrant’s most recently completed second quarter, was $532,208.00.

As of March 31, 2015 the registrant had 46,956,300 shares of Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

The market place for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. To meet the economical sale price requirement the Company planned to conduct their manufacturing in China to reduce costs, and hoped it would meet the Company's expectations; however, significant difficulty with protecting the Company's proprietary technology unexpectedly emerged. In addition to proprietary issues, there were major concerns in customer service follow-ups (i.e. product warranty, maintenance, etc.). The Company realized that with minimal control of the manufacturing standards in China, the result of safety related incidents, if not managed appropriately, would prove to be an overwhelming liability for the Company. To solve the two major issues, the Company decided to initiate a cooperative with a company that already produces completed electric scooters in a successful marketing condition. Evader Motorsports, Inc. ("Evader"), an electric motorcycle producer, entered into an International Distributor Agreement, whereby the Company is appointed as an exclusive distributor of Evader products. Evader, in turn, would manage customer-service concerns. The Company was granted the exclusive rights for the motorcycle retail industry in Japan, with the right to include other marketing channels provided that it was agreed upon by both parties. The Company also considered Evader as a prospective company to share its technology with to create improved and more advanced electric scooters. The Company believed that with a combined effort using both companies' resources and technology, the resulting product would make a stronger impact on the market.

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

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as Pixen Inc., and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc. in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public. Its DAA (Defensive Aromatic Air) is its current flagship product.

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

Employees

As of December 31, 2014, the Company has no full time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company

The Company was incorporated on February 22, 1999, and is a development stage company. Presently, the Company is in the initial stages of licensing the necessary patents/technologies in order obtain exclusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes) from NMG Inc.  As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Need For Additional Capital

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

Rapid Technological Changes

The industry in which the Company intends to compete is subject to rapid technological changes. No assurances can be given that the any technological advantages which may be enjoyed by the Company in respect of its technologies can not or will not be overcome by technological advances by competitors rendering the Company's technologies obsolete or non-competitive.

Lack Of Established Distribution Channels

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

Management

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

Control Exercised By Management

The current officers and directors control approximately 87% of the shareholder votes, based on ownerships of March 15, 2015. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

Conflicts of Interest

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Reliance upon Third Parties

The Company does not intend on maintaining a significant technical staff nor does it intend on manufacturing its products. Rather it will rely heavily on consultants, contractors and manufacturers to design, develop and manufacture its products. Accordingly, there is no assurance that such third parties will be available when needed at affordable prices.

Competition

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

Protection Of Intellectual Property

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

Indemnification of Officers and Directors for Securities Liabilities

The Company's By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes (NRS). Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation. In so far as indemnification for liability arising from the Securities Act of 1933 ("Act") may be permitted to Directors, Officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Penny Stock Regulation

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2015. The Company shares the space with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. Amanasu Environment Corporation occupies the same premises and does not contribute toward the rent.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2014
Common stock price per share:
High	$0.25	$0.20	$0.15	$0.13	$0.25
Low	$0.04	$0.12	$0.05	$0.05	$0.04
Fiscal Year 2013
Common stock price per share
High	$0.01	$0.01	$1.66	$0.21	$1.66
Low	$0.01	$0.01	$0.01	$0.05	$0.01

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

Equity Compensation Plan Information

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Private  Placement

During  the  year,  the  Company  issued  200,000  shares  of  common  stock, realizing  cash  proceeds  of  $200,000.  These  sales  were  exempt  under Regulation  S  under  the Securities Act of 1933, as amended, due to the foreign nationality  of  the  relevant  purchasers.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Please note the consolidated financial statements for the fiscal year ending December 31, 2014 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $240,757 as well as an accumulated deficit of $1,840,603. These factors, among other things discussed in Note 4 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Total assets as of December 31, 2014 were $30,280, compared to $25,241 as of December 31, 2013. Total current liabilities as of December 31, 2014 was $271,037 compared to $366,444 at December 31, 2013. The decrease is due to the Company has repaid the debt to Amanasu Corporation.

Selling and administrative expenses during 2014 was $87,196 compared to $27,523 during the same period in 2013. The increase is due primarily to higher professional fees and filing costs.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amanasu Techno Holdings Corporation:

We have audited the accompanying balance sheets of Amanasu Techno Holdings Corporation as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Amanasu Techno Holdings Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Techno Holdings Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Michael F. Albanese, CPA
Parsippany, New Jersey
March 31, 2015

AMANASU TECHNO HOLDINGS CORPORATION
BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets:
Cash	$16,410	$18,441

Total current assets	16,410	18,441

Other Assets:
Due from affiliate	13,870	6,800
Total other assets	13,870	6,800

Total Assets	$30,280	$25,241

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:

Accrued expenses	$37,581	$45,709
Advances from shareholders and officers	233,450	320,735

Total current liabilities	271,037	366,444

Commitments and contingencies	-	-

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,756,300 shares issued and outstanding, respectively	46,956	46,756
Additional paid in capital	1,542,891	1,343,091
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,840,603)	(1,741,050)
Total stockholders' deficit	(240,757)	(341,203)
Total Liabilities and Stockholders' Deficit	$30,280	$25,241

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS

	Year 2014	Year 2013
Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Selling and administrative expenses	87,196	27,523

Operating loss	(87,196)	(27,523)

Other Income (Expense):
Interest Income	-	-
Other Income	-	-
Interest Expense	(12,357)	(9,934)
Net loss	(99,553)	(37,457)

Other comprehensive loss:
Foreign currency adjustments	-	(5,244)

Total comprehensive loss	$(99,553)	$(37,457)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of common shares outstanding	46,926,163	46,733,834

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid In	Deficit Accumulated During Development	Paid In Capital
	Shares	Amount	Capital	Stage	Options	Total

Balance, December 31, 2012	46,706,300	46,706	1,293,141	(1,703,593)	10,000	(353,746)
Proceeds from sale of stock	50,000	50	49,950	-	-	50,000
Net (loss) 2013				(37,457)		(37,457)
Balance, December 31, 2013	46,756,300	$46,756	$1,343,091	$(1,741,050)	$10,000	$(341,203)
Proceeds from sale of stock	200,000	200	199,800	-	-	200,000
Net (loss) 2013				(99,553)		(99,553)
Balance, December 31, 2014	46,956,300	$46,956	$1,542,891	$(1,840,603)	$10,000	$(240,756)

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(99,553)	$(37,457)
Adjustments to reconcile net loss to net cash consumed by operating activities :
Charges not requiring outlay of cash:

Changes in assets and liabilities:

Increase (decrease) in accrued expenses	(10,048)	3,783

Increases in accrued interest payable to related parties	1,926	9,934
Total Cash Consumed by Operating Activities	(107,675)	(23,740)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increases) in due from affiliate	(7,071)	(25,048)
Decreases in due from affiliate	-	18,248
Net Cash Provided (Consumed) by Investing Activities	(7,071)	6,800
Cash Flows From Financing Activities
Proceeds from sale of common stock	200,000	50,000
Repayments of loans from shareholder and officers	(87,285)	(5,000)
Total Cash Provided by Financing Activities	112,715	45,000

Net Change In Cash	(2,031)	14,460

Cash balance, beginning of period	18,441	3,981
Cash balance, end of period	$16,410	$18,441

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was formed December 1, 1997, as Avani Manufacturing (China), Inc. The name was changed to Genesis Water Technologies, Inc. on August 17, 1999, to Supreme Group International, Inc. on December 24, 2000, to Amanasu Technologies Corporation on May 30, 2001. The present name was adopted October 16, 2007.

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive and, through December 31, 2014, has had no transactions.

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

2. AMENDMENTS TO DEVELOPMENT STAGE ENTITY REPORTING REQUIREMENTS

The Company follows Topic 915 of the (FASB) Accounting Standards Codification (ASC) for disclosures on development stage reporting requirements.  Topic 915 eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years I had been in the development stage.  Topic 915 is effective for annual reporting periods beginning after December 15, 2014 and interims therein. Early application of Topic 915 is permitted for any annual reporting period for which the entities financial statements have not been issued or made available for issuance. The Company has opted to adopt Topic 915 earlier than the effective date as this did not have a material effect on the financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Intangible Assets

Intangible assets are recorded at cost. Amortization is provided by the straight line method, using lives which are based on the lives of the underlying assets.

Impairment of Long-Lived Assets

The Company performs a review for potential impairment of long-lived assets whenever an event or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income; principal among these has been unrealized gains and losses from foreign exchange rate fluctuation.

Foreign Currency Translation

Substantial Company assets were previously located in Japan. On February 7, 2012, the Company sold its majority position in Amanasu Support Corporation to its parent company, Amanasu Corporation. Previous to the transfer, amounts were translated to US dollars as follows:

a. Assets and liabilities, at the rates of exchange in effect as balance sheet dates;

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

b. Equity accounts, at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c. Revenues and expenses, at the average rates of exchange of each period reported.

Segment Reporting

Management will treat the operations of the Company as one segment.

4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

5. RELATED PARTY TRANSACTIONS

During the years 2006-2014, the Company president made advances to the Company totaling $110,000 all of which remains due to the President at December 31, 2014.

The Company secretary made advances during the years 2007-2010 totaling $23,550 all of which remains outstanding at December 31, 2014.

The parent corporation made advance of $92,285 during the period between 2007-2011.  This advance was repaid in full in 2014.

All advances bear interest at 4.45%.

Accrued interest in the amount of $33,837 owed to related parties is included in accrued expenses at December 31, 2014.

During 2013 the Company President provided personal services for the subscriber and as a result the subscriber assigned the debt to the Company President.  The $99,900 is now payable to the Company President and is included in Advances from Shareholders and Officers.

6. OTHER ADVANCES

During the year 2003, the Company received a $99,900 subscription for its common stock. Before the stock was issued, the subscriber cancelled the transaction, but had not demanded a refund.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

7. ADMINISTRATIVE EXPENSES

Included in administrative expenses are the following items:

	2014	2013
Professional and consulting fees	$45,460	$21,794
Filing fees	2,710	5,702
Rent	31,500	-
Other	7,526	27
	$87,196	$27,523

8. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $1,048,155 at December 31, 2014. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2020 through 2034.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below, offset by a valuation allowance.

Deferred Tax Asset	$322,524
Valuation Allowance	322,524
Balance Recognized	$-

Following is a table of NOL expiration dates:

Expiring in	US
2020	$555
2021	20,944
2022	100,922
2023	147,981
2024	11,520
5025	79,170
2026	356,735
2027	53,560
2028	26,711
2029	17,856
2030	56,595
2031	13,430
2032	25,166
2033	37,457
2034	99,553
Total	$1,048,155

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

8. INCOME TAXES (CONT'D)

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.

The years 2011, 2012, 2013, and 2014 are subject to audit by the Internal Revenue Service.

9. RENTALS UNDER OPERATING LEASE

The Company shares office space in Vancouver, New York and Tokyo with Amanasu Environment Corporation. This sharing arrangement is on a month to month basis.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.  A stock purchase advance liability from a non-related corporation in the amount of $99,900 was cancelled due to personal services provided by the Company President.  This cancelled liability was credited to advances from shareholders and officers.  There were no other non-cash investing or financing activities during either 2014 or 2013.

11. STOCK OPTIONS

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

12. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

13.  SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company has received $59,050 as a deposit from two unrelated investors towards the purchase of 200,000 shares of stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2014.

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

Changes in internal controls over financial reporting

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

Name	Age	Position

Atsushi Maki	64	Chairman, Chief Executive Officer Director

Lina Lei	51	Secretary, Treasurer

Atsushi Maki has been the Director of the Company since June 1, 2001. Mr. Maki was appointed Chairman October 16th, 2007. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation. Mr. Maki also is a director of Amanasu Environment Corporation, a reported company under the federal securities laws.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 31, 2015, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of March 15, 2015. The address for each individual below is 445 Park Avenue Center 10th floor New York, NY 10022 the address of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.	Audit fees paid to Michael F. Albanese, CPA during 2014 was $25,500 and to Jeffrey & Company during 2013 was $12,920.
2.	Audit related fees during 2014 and 2013 were$-0- and $9,763 respectively.
3.	Caption tax fees during 2014 and 2013 were $-0- and $650 respectively.
4.	All other fees during 2014 and 2013 were $-0- and $-0- respectively.
5.	N/A
6.	Not greater than 50% for 2014 and 2013.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b.	Exhibit Listing

Exhibit No.	Description

3(i)(a)	Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(b)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(c)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(i)(d)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

3(ii)(a)	Amended and Restated By - Laws of the Company. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

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

Amanasu Techno Holdings Corporation

By:	/s/ Atsushi Maki
Atsushi Maki
Chairman & Chief Executive Officer
Chief Financial Officer

April 10, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

April 10, 2015