Form 10-Q
period 2015-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2015-05-20
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 49,956,300 as of April 30, 2015

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2015 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$3,477	$16,410

Total current assets	3,477	16,410

Other Assets:
Due from affiliate	13,870	13,870
Total other assets	13,870	13,870
Total Assets	$17,347	$30,280

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$32,330	$37,586
Advances from shareholders and officers	209,900	233,450
Deposit on stock purchase	61,030	-
Total current liabilities	303,260	271,036

Stockholders' Deficit:
Commitments and contingencies
Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,542,891	1,542,891
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,885,760)	(1,840,603)
Total stockholders' deficit	(285,913)	(240,756)
Total Liabilities and Stockholders' Deficit	$17,347	$30,280

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
Three Month Periods Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Selling and administrative expenses	42,822	9,455
Total operating expenses	42,822	9,455
Operating loss	(42,822)	(9,455)

Other Income (Expense):
Interest Expense	(2,335)	(4,566)

Net loss from continuing operations	$(45,157)	$(14,021)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of common shares outstanding	46,956,300	46,834,078

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATIONS
Net loss	$(45,157)	$(14,021)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	7,591	7,240
Increases (decrease) in accrued interest payable to related parties	(2,335)	(5,865)
Total Cash Consumed by Operating Activities	(50,413)	(12,646)

CASH FLOWS FROM INVESTING ACTIVITIES

Increases in amount due to affiliate	-	(7,071)

Net Cash Consumed by Investing Activities	-	(7,071)

CASH CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock to investors	-	200,000
Shareholder deposits for common stock	61,030	-
Repayment of loans from shareholder and officers	(23,550)	(87,285)
Total Cash Provided by Financing Activities	37,480	112,715

Net Change In Cash	(12,933)	92,998

Cash balance, beginning of period	16,410	18,441

Cash balance, end of period	$3,477	$111,739

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Techno Holdings Corporation ("the Company") as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2015, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

4. RELATED PARTY TRANSACTIONS

During the years 2006-2014, the Company president made advances to the Company totaling $110,000.

The Company secretary made advances during the years 2007-2010 totaling $23,550.  These advances were repaid during the first quarter of 2015.

The parent corporation made advance of $92,285 during the period between 2007-2011.  This advance was repaid  $5,000 in 2013 and $87,285 in the first quarter of 2014.

All advances bear interest at 4.45%.

Accrued interest in the amount of $28,580 on money owed to related parties is included in accrued expenses.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2014.

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 604-790-8799. The Tokyo branch has relocated from 3-7-11 Azabujuubann Minato-Ku Tokyo Japan to Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. Telephone: 03-5808-3663.

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

In addition to being an air purifying system, Seems' DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization , and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dog’s sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems' sensor is able to detect these scent profiles and display the digitized scent data.

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

FINANCIAL RESULTS

Total Assets as at March 31, 2015 was $17,347 compared to $30,280 at December 31, 2014.

Total current liabilities as at March 31, 2015 was $303,260 compared to $271,036 at December 31, 2014.

Expenses for the three months ended March 31, 2015 were $42,822 compared to $9,455 for the same period of the prior year.

The net loss from continuing operations for the three months ended March 31, 2015 was $(45,157) compared with $(14,021) for the same period of the prior year. The higher loss is due to increases in administrative expense.

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

Amanasu Techno Holdings Corporation

Date: May 20, 2015	By:	/s/Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer