Form 10-Q
period 2015-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2015-08-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 49,956,300 as of August 10, 2015

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended June 30, 2015 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015

AMANASU TECHNO HOLDINGS CORPORATION
BALANCE SHEETS
June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$3,871	$16,410

Total current assets	3,871	16,410

Other Assets:
Due from affiliate	13,870	13,870
Total other assets	13,870	13,870
Total Assets	$17,741	$30,280

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$42,530	$37,586
Advances from shareholders and officers	217,900	233,450
Deposit on stock purchase	61,030	-
Total current liabilities	321,460	271,036

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 and 46,756,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,542,891	1,542,891
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,903,566	(1,840,603)
Total stockholders' deficit	(303,719	(240,756)
Total Liabilities and Stockholders' Deficit	$17,741	$30,280

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Three and Six Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	Three Month Periods		Six Month Periods
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Selling and administrative expenses	15,430	25,985	58,253	35,440
Total expenses of continuing entity	15,430	25,985	58,253	35,440
Operating loss of continuing entity	(15,430)	(25,985)	(58,253)	(35,440)

Other Income (Expense):
Interest Expense	(2,375)	(2,597)	(4,710)	(7,163)
Net loss from continuing operations	$(17,805)	$(28,582)	$(62,963)	(42,603)

Loss per share - Basic and Diluted-	$-	$-	$-	$-

Weighted average number of common shares outstanding	46,956,300	46,956,300	46,956,300	46,897,526

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATIONS
Net loss	$(62,963)	$(42,603)
Adjustments to reconcile net loss to net cash consumed by operating activities of continuing operations

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	7,825	(6,285)
Increases (decreases) in accrued interest payable to related parties	(2,881)	(7,031)
Total Cash Consumed by Operating Activities	(58,019)	(55,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in amount due to affiliate	-	(7,071)
Net Cash Consumed by Investing Activities	-	(7,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock to investors	-	200,000
Shareholder deposits for common stock	61,030	-
Repayment of loans from shareholder and officers	(15,550)	(87,285)
Total Cash Provided by Financing Activities	45,480	112,715

Net Change In Cash:	(12,539)	49,725

Cash balance, beginning of period:	16,410	18,441

Cash balance, end of period	$3,871	$68,166

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Techno Holdings Corporation ("the Company") as of June 30, 2015 and for the three months periods ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three months period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2015, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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
June 30, 2015
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

All advances bear interest at 4.45%.

Accrued interest in the amount of $30,955 on money owed to related parties is included in accrued expenses.

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

FINANCIAL RESULTS

Total Assets as at June 30, 2015 was $17,741 compared to $30,280 at December 31, 2014.

Total current liabilities as at June 30, 2015 was $321,460 compared to $271,036 at December 31, 2014.

Expenses for the three months ended June 30, 2015 were $15,430 compared to $25,985 for the same period of the prior year.

The net loss from continuing operations for the three months ended June 30, 2015 was $(17,805) compared with $(28,582) for the same period of the prior year. The higher loss is due to increases in administrative expense.

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

Amanasu Techno Holdings Corporation

Date: August 10, 2015	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer