Form 10-K
period 2015-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2016-03-31
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31261

AMANASU TECHO HOLDINGS CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0351508
(State of incorporation)	(IRS Employer Identification Number)

445 Park Avenue Center, 10th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (604) 790-8799

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 28, 2015 (the last business day of our most recently completed second fiscal quarter) was $825,838 using the closing price on June 30, 2015.
As of March 24, 2016, the registrant had 46,956,300 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated By Reference:  None.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K include forward looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors (Item1A. Risk Factors).” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;
●	economic, competitive, demographic, business and other conditions in our local and regional markets;
●	changes in our business and growth strategy;
●	changes or developments in laws, regulations or taxes in the entertainment industry;
●	actions taken or not taken by third-parties, including our contractors and competitors;
●	the availability of additional capital; and
●	other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

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

PART I

ITEM 1. BUSINESS (continued)

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

Further marketing research was carried out comparing current electric scooters on the market and Evader's scooters. The research concluded that further refinement in several areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The research also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company's product effectively competes in the Japanese market. The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company decided to discontinue business relations with Evader, and abandon the electric scooter project; however, the Company still holds the related patents.

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

In addition to being an air purifying system, Seems' DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization, and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1,000 times more sensitive than even a dog’s sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems' sensor is able to detect these scent profiles and display the digitized scent data.

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

Employees

As of December 31, 2015, the Company has no full time employees.

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

Need For Additional Capital

The Company will require additional capital to meet its ongoing operating requirements. Once the Haruka technology has been established in eastern Asia, the company plans to market the product in North America which will require FDA, and Health Canada approval. Even though the initial market approval is not capital intensive, additional pre-market approvals are. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding, however, is negotiating with potential partners to acquire funding. The Company cannot predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse effect on the Company and its ability to develop and commercial sell the products.

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

Rapid Technological Changes

The industry in which the Company intends to compete is subject to rapid technological changes. No assurances can be given that the any technological advantages which may be enjoyed by the Company in respect of its technologies cannot or will not be overcome by technological advances by competitors rendering the Company's technologies obsolete or non-competitive.

Lack of Established Distribution Channels

The Company does not have an established channel of distribution for any of its products at present. The Company is currently researching and contacting possible channels of distribution. The main focus is on chain organizations: restaurant, hotel, and hospital chains. The Company will also focus on establishing a network of designated dealers in targeted markets in Japan and South East Asia. The Company cannot predict whether it will be successful in establishing its intended dealer network in Japan.

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

Control Exercised By Management

The current officers and directors control approximately 87% of the shareholder votes, based on ownerships of March 15, 2016. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement which expires October 1, 2017. The Company shares the space with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environment Corporation is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2014
Common stock price per share:
High	$0.250	$0.200	$0.150	$0.130	$0.250
Low	$0.040	$0.120	$0.050	$0.050	$0.040
Fiscal Year 2015
Common stock price per share
High	$0.080	$0.150	$0.130	$0.208	$0.208
Low	$0.065	$0.060	$0.060	$0.055	$0.055

Information provided by the Over the Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2015, the Company has 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Private Placement

During  the  year 2014,  the  Company  issued  200,000  shares  of  common  stock, realizing  cash  proceeds  of  $200,000.  These  sales  were  exempt  under Regulation  S  under  the Securities Act of 1933, as amended, due to the foreign nationality  of  the  relevant  purchasers.

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Please note the consolidated financial statements for the fiscal year ending December 31, 2015 of Amanasu Techno Holdings Corporation have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company had a working capital deficiency of $337,387 as well as an accumulated deficit of $1,904,063. These factors, among other things discussed in Note 4 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Plan of Operations (continued)

During the quarter ending March 31, 2013 The Company sold its 100% ownership of Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to its parent company, Amanasu Corporation (Japan) for $10,000. Because the subsidiary had an excess of liabilities over the assets transferred on the sale, the excess was transferred to Paid in Capital.

Results of Operations

Selling, general and administrative expenses decreased $37,626 (43.2% for the year ended December 31, 2015 to $49,570 as compared to $87,196 for the year ended December 31, 2014 primarily as a result of a decrease in rent expense and professional fees.

Interest expense increased $1,533 (12.4%) to $13,890 for the year ended December 31, 2015 as compared to $12,357 for the year ended December 31, 2014.

As a result of the above, the Company incurred net loss of $63,460 for the year ended December 31, 2015 as compared to a net loss of $99,553 for the year ended December 31, 2014.

Liquidity and Capital Resources

Total assets as of December 31, 2015 were $38,599, compared to $30,280 as of December 31, 2014. Total current liabilities as of December 31, 2015 was $342,815 compared to $271,036 at December 31, 2014. The increase is due to the deposit from a shareholder for the purchase of common stock which has been classified as a current liability until the transaction has been completed.

The Company intends to raise additional funds in the near future through private placements of its common stock.  The Company received $50,000 for stock sales in 2013. On February 24, 2014, 200,000 shares of common stock were sold for $200,000 to a non-related party. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheet as of December 31, 2015.  The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing.

The Company's minimum cash requirements for the next twelve months are estimated to be $50,000. This amount is primarily for rent, interest and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans.  There is no current commitment for either of these fund sources.

During the year ended December 31, 2015, the Company had a net decrease in cash of $3,108. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2015, the Company used $68,588 in cash for operations as compared to $107,675 in cash for the year ended December 31, 2014. This decrease in cash used in operations is primarily attributed to the lower operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2015 was $65,480 as compared to $112,715 for the year ended December 31, 2014. This decrease is primarily the result of the lower proceeds from issuances of common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amanasu Techno Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Amanasu Techno Holdings Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Techno Holdings Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Michael F. Albanese, CPA
Parsippany, New Jersey
March 30, 2016

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS
Current Assets:
Cash	$13,302	$16,410

Total current assets	13,302	16,410

Other Assets:
Due from affiliate	25,297	13,870
Total other assets	25,297	13,870

Total Assets	$38,599	$30,280

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$43,885	$37,586
Deposit on purchase	61,030	-
Advances from shareholders and officers	237,900	233,450

Total current liabilities	342,815	271,036

Commitments and contingencies	-	-

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,542,891	1,542,891
Paid in capital - options	10,000	10,000
Deficit accumulated during development stage	(1,904,063)	(1,840,603)
Total stockholders' deficit	(304,216)	(240,756)

Total Liabilities and Stockholders' Deficit	$38,599	$30,280

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2104

	For the Years Ended December 31,
	2015	2014
Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Selling and administrative expenses	49,570	87,196

Operating loss	(49,570)	(87,196)

Other Income (Expense):
Interest Expense – Related Parties	(13,890)	(12,357)

Net loss	$(63,460)	$(99,553)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	46,956,300	46,733,834

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid In	Deficit Accumulated During Development	Paid In Capital
	Shares	Amount	Capital	Stage	Options	Total

Balance, December 31, 2013	46,756,300	46,756	1,343,091	(1,741,050)	10,000	(341,203)
Proceeds from sale of stock	200,000	200	199,800	-	-	200,000
Net (loss) for year ended December 31, 2014				(99,553)		(99,553)
Balance, December 31, 2014	46,956,300	$46,956	$1,542,891	$(1,840,603)	$10,000	$(240,756)
Net (loss) for year ended December 31, 2015				(63,460)		(63,460)
Balance, December 31, 2015	46,956,300	$46,956	$1,542,891	$(1,904,063)	$10,000	$(304,216)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$(63,460)	$(99,553)
Adjustments to reconcile net loss to net cash consumed by operating activities :

Changes in Assets and Liabilities:

Increase (decrease) in accrued expenses	6,299	(15,193)
Increase in amounts due from affiliate	(11,427)	-
Total Cash Consumed by Operating Activities	(68,588)	(114,746)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	200,000
Shareholder deposit for common stock	61,030	-
Proceeds from loans from shareholders and officers	20,000
Repayments of loans from shareholder and officers	(15,550)	(87,285)
Total Cash Provided by Financing Activities	65,480	112,715

Net Change In Cash	(3,108)	(2,031)

Cash balance, beginning of year	16,410	18,441
Cash balance, end of year	$13,302	$16,410

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1. ORGANIZATION AND BUSINESS

Organization of Company

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

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive and, through December 31, 2015, has had no transactions.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties:

The Company’s operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company’s products, and the success of its customers.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed on a straight-line basis, with lives of seven years for furniture and equipment and five years for computers and automobiles.

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

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2015 and, 2014, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2015 and 2014 for cash and accrued expenses and advances from shareholders and officers approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Accounting for Income Taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

Income Tax Uncertainties:

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2015 and 2014, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2015 and 2014.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at December 31, 2015, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

5. RELATED PARTY TRANSACTIONS

The Company president made advances to the Company totaling $130,000, all of which remains due to the President at December 31, 2015.

The parent corporation made advance of $92,285 during the period between 2007-2011.  This advance was repaid in full in 2014.

During 2013 the Company President provided personal services for the subscriber and as a result the subscriber assigned the debt to the Company President.  The $99,900 is now payable to the Company President and is included in Advances from Shareholders and Officers.

Shareholder has amount owed of $8,000 at December 31, 2015.

All advances bear interest at 4.45% and are due on demand.

As of December 31, 2015 and 2014 Advances from Shareholders and Officers amounted to $237,900 and $233,450, respectively.

Accrued interest owed to these related parties is included in accrued expenses at December 31, 2015 and 2014 in the amounts $40,134 and $33,837, respectively.

6. ADMINISTRATIVE EXPENSES

Included in administrative expenses are the following items:

	2015	2014
Professional and consulting fees	$33,760	$45,460
Filing fees	-	2,710
Rent	15,750	31,500
Other	60	7,526
	$49,570	$87,196

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

7. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The available NOL's totaled $1,111,615 at December 31, 2015. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire in the years 2020 through 2034.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below, offset by a valuation allowance.

Deferred Tax Asset	$341,740
Valuation Allowance	(341,740)
Balance Recognized	$-

Following is a table of NOL expiration dates:

Expiring in	US
2020	$555
2021	20,944
2022	100,922
2023	147,981
2024	11,520
5025	79,170
2026	356,735
2027	53,560
2028	26,711
2029	17,856
2030	56,595
2031	13,430
2032	25,166
2033	37,457
2034	99,553
2035	63,460
Total	$1,111,615

There are no transactions other than the NOL'S, mentioned above, which would create deferred tax assets or liabilities.
The years 2013, 2014 and 2015 are subject to audit by the Internal Revenue Service.

9. RENTALS UNDER OPERATING LEASE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2017. The premises are rented by the Secretary of the Company, and is rented at fair market value. The Company shares the space with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environment Corporation is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2015 based on the Company’s share of rent:

Year	Amount
2016	$15,000
2017	$11,250
Total	$26,250

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

10. EQUITY

On February 24, 2014, 200,000 shares of common stock were sold for $200,000 to a non-related party.

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheet as of December 31, 2015.  No shares have been issued for these deposits as of December 31, 2015.

11. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There were no other non-cash investing or financing activities during either 2015 or 2014.

12. STOCK OPTIONS

On May 9, 2009, the Board of Directors approved the issuance of 1,000,000 options to purchase Company common stock. These options vested upon issuance and are exercisable for a period of ten years at .05 per share, expiring May 9, 2019. The fair value of these options at the date of issuance was $10,000, determined by a Black Sholes valuation model.  There is disagreement regarding the value of services performed in exchange for these options.  They will be continued at $10,000 until the contract can be resolved. This matter continues to be negotiated.

13. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2015.

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

Name	Age	Position

Atsushi Maki	64	Chairman, Chief Executive Officer, Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 31, 2016, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of March 15, 2016. The address for each individual below is 445 Park Avenue Center 10th floor New York, NY 10022 the address of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement which expires October 1, 2017. The Company shares the space with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environment Corporation is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. (See "Part I - Item 2 Properties").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by Michael F. Albanese, CPA, our independent registered public accountants in 2015 and 2014.

	2015	2014

Audit Fees	$20,000	$25,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	20,000	25,500
Tax Fees	-	-
All Other Fees	-	-

Total	$20,000	$25,500

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees No fees under these categories were paid to Michael F. Albanese, CPA in 2015 and 2014.

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
14
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

March 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

March 30, 2016