Form 10-Q
period 2016-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2016-05-13
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-31261

AMANASU TECHNO HOLDINGS CORRPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-031508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue Center, 10th Floor New York, NY 10022
(Address of principal executive offices)

(604) 790-8799
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 30, 2016, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

AMANASU TECHNO HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$7,161	$13,302

Total current assets	7,161	13,302

Other Assets:
Due from affiliate	21,360	25,297
Total other assets	21,360	25,297

Total Assets	$28,521	$38,599

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$46,563	$43,885
Advances from shareholders and officers	245,775	237,900
Deposit on stock purchase	61,030	61,030
Total current liabilities	353,368	342,815

Total liabilities	353,368	342,815

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,542,891	1,542,891
Paid in capital – options	10,000	10,000
Accumulated deficit	(1,924,694)	(1,904,063)
Total stockholders' deficit	(324,847)	(304,216)

Total Liabilities and Stockholders' Deficit	$28,521	$38,599

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Selling and administrative expenses	17,954	42,822
Total expenses	17,954	42,822

Operating loss	(17,954)	(42,822)

Other Income (Expense):
Interest Expense	(2,677)	(2,335)

Net loss	$(20,631)	$(45,157)

Loss per share - Basic and Diluted	$-	$-
Weighted average number of common shares outstanding	46,956,300	46,834,078

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(20,631)	$(45,147)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	2,678	7,591
Increases (decrease) in amounts due to affiliate	3,937)	(2,335)
Total Cash Consumed by Operating Activities	(14,016)	(50,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder deposits for common stock	-	61,030
Loans from shareholder and officer	7,875
Repayment of loans from shareholder and officer	-	(23,550)
Total Cash Provided by Financing Activities	7,875	37,480

Net Change In Cash	(6,141)	(12,933)

Cash balance, beginning of period	13,302	16,410

Cash balance, end of period	$7,161	$3,477

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and statements of cash flows for the three months ended March 31, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. During the three months ended March 31, 2016, the Company borrowed $7,875. At March 31, 2016 and December 31, 2015, $245,775 and $237,900, respectively, was due to the shareholders and officers, and accrued interest of $42,812, and $40,134 at March 31, 2016 and December 31, 2015, respectively.  Interest expense associated with this loan was $2,677 and $2,335 for the three months ended March 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

History (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PRODUCTS (continued)

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

During the quarter ending March 31, 2013 The Company sold its 100% ownership of Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to its parent company, Amanasu Corporation (Japan) for $10,000. Because the subsidiary had an excess of liabilities over the assets transferred on the sale, the excess was transferred to paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Selling, general and administrative expenses decreased $24,868 (58.1%) to $17,954for the three months March 31, 2016 as compared to $42,833 for the three months ended March 31, 2015 primarily as a result of lower professional fees.

As a result of the above, the Company incurred a loss from operations of $17,954 for the three months ended March 31, 2016 as compared to a loss from operations of $42,844 for the three months ended March 31, 2015.

Interest expense increased modestly as a result of the increase in advances from shareholders and officers.

As a result of the above, the Company incurred a net loss of $20,631 for the three months ended March 31, 2016 as compared to a net loss of $45,157 for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company's minimum cash requirements for the next twelve months are estimated to be $60,000, including rent, audit and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans.  There is no current commitment for either of these fund sources.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 31, 2016 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2015 consolidated financial statements included in our Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Amanasu Techno Holdings Corporation

Date: May 13, 2016	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer