Form 10-Q
period 2016-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2016-08-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 8, 2016, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

AMANASU TECHNO HOLDINGS CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$8,581	$13,302

Total current assets	8,581	13,302

Other Assets:
Due from affiliate	21,072	25,297
Total other assets	21,072	25,297

Total Assets	$29,653	$38,599

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – shareholders and officers	$49,397	$43,885
Advances from shareholders and officers	255,775	237,900
Deposit on stock purchase	61,030	61,030
Total current liabilities	366,202	342,815

Total liabilities	366,202	342,815

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,542,891	1,542,891
Paid in capital	10,000	10,000
Accumulated deficit	(1,936,396	(1,904,063)
Total stockholders' deficit	(336,549	(304,216)

Total Liabilities and Stockholders' Deficit	$29,653	$38,599

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	8,867	15,430	26,821	58,253
Total operating expenses	8,867	15,430	26,821	58,253

Operating loss	(8,867)	(15,430)	(26,821)	(58,253)

Other Expense:
Interest Expense – shareholders and officers	(2,835)	(2,375)	(5,512)	(4,710)

Net loss	$(11,702)	$(17,805)	$(32,333)	(62,963)

Loss per share - Basic and Diluted-	$-	$-	$-	$-

Weighted average number of common shares outstanding	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(32,333)	$(62,963)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accrued expenses – shareholders and officers	5,512	4,944
Total Cash Used in Operating Activities	(26,821)	(58,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases (decrease) in amounts due from affiliate	4,225	-
Total Cash Provided By Investing Activities	4,225	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits for common stock	-	61,030
Loans from shareholder and officer	17,875	-
Repayment of loans from shareholders and officers	-	(15,550)
Total Cash Provided by Financing Activities	17,875	45,480

Net Change In Cash	(4,721)	(12,539)

Cash balance, beginning of period	13,302	16,410

Cash balance, end of period	$8,581	$3,871
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$7,592
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and statements of cash flows for the six months ended June 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $357,621 and an accumulated deficit of $1,936,396 at June 30, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. During the six months ended June 30, 2016, the Company borrowed $17,875. At June 30, 2016 and December 31, 2015, $255,775 and $237,900, respectively, was due to the shareholders and officers, and accrued interest of $45,646, and $40,134 at June 30, 2016 and December 31, 2015, respectively. Interest expense associated with this loan was $2,835 and $5,512 for the three and six months ended June 30, 2016, respectively as compared to $2,375 and $4,710 for the three and six months ended June 30, 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

The Company also leases it office space from a shareholder of the Company. At June 30, 2016 and December 31, 2015, amounts due to the shareholder was. $3,751

4. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded a 100% valuation allowance against deferred taxes.

5. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2016 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be disclosed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has 2 technologies which the Company believes have great market potential. The first technology is a fast microbe detection system for processed and unprocessed foods, called Biomonitec Glaze by NMG Inc., a Japanese corporation. Traditional microbe level detection systems take at least 24 hours to process; however, this mobile system can process the same information in 15 minutes. The Company is currently searching for investment partners to fund initial sales and marketing efforts. The second technology is an automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competitive even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now seeking, manufacturing partners.

On April 27th, 2009, the Company acquired Amanasu Water Corporation from its sister company Amanasu Environment Corporation and renamed it Amanasu Support Corporation. During the quarter ending March 31, 2013 The Company sold its 100% ownership of Amanasu Support Corporation, formerly named Amanasu Water Corporation (Water) to its parent company, Amanasu Corporation (Japan) for $10,000. Because the subsidiary had an excess of liabilities over the assets transferred on the sale, the excess was transferred to paid-in capital.

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

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as Pixen Inc. and their breakthrough "Bio-scent technology" are in development. Seems Inc. is a Pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of "scent data transmission", a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public. Its DAA (Defensive Aromatic Air) is its current flagship product.

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

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target is to raise $30,000,000 in the near future. There will be no assurance that the Company will be able to raise the fund on an acceptable term or at all.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

General and administrative expenses decreased $6,563 (42.5%) and $31,432 (54.0%) to $8,867 and $26,821, respectively, for the three and six months June 30, 2016 as compared to $15,430 and $58,253 for the three and six months ended June 30, 2015 primarily as a result of lower professional fees.

As a result of the above, the Company incurred losses from operations of $8,867 and $26,821 for the three and six months ended June 30, 2016 as compared to losses from operations of $15,430 and $58,253 for the three and six months ended June 30, 2015.

Interest expense increased modestly as a result of the increase in advances from shareholders and officers.

As a result of the above, the Company incurred net losses of $11,702 and $32,333, respectively, for the three and six months ended June 30, 2016 as compared to net losses of $17,805 and $62,963, respectively, for the three and six months ended June 30, 2015.

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

Amanasu Techno Holdings Corporation

Date: August 15, 2016	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer