Form 10-Q
period 2016-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2016-11-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 14, 2016, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

AMANASU TECHNO HOLDINGS CORPORATION
BALANCE SHEETS
(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$5,056	$13,302

Total current assets	5,056	13,302

Other Assets:
Due from affiliate	17,135	25,297
Total other assets	17,135	25,297

Total Assets	$22,191	$38,599

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – shareholders and officers	$72,306	$43,885
Advances from shareholders and officers	255,875	237,900
Deposit on stock purchase	61,030	61,030
Total current liabilities	389,211	342,815

Total liabilities	389,211	342,815

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,542,891	1,542,891
Paid in capital	10,000	10,000
Accumulated deficit	(1,966,867)	(1,904,063)
Total stockholders' deficit	(367,020)	(304,216)

Total Liabilities and Stockholders' Deficit	$22,191	$38,599

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	27,563	2,503	54,384	60,756
Total operating expenses	27,563	2,503	54,384	60,756

Operating loss	(27,563)	(2,503)	(54,384)	(60,756)

Other Expense:
Interest Expense – shareholders and officers	(2,908)	(3,397)	(8,420)	(8,107)

Net loss	$(30,471)	$(5,900)	$(62,804)	(68,863)

Loss per share - Basic and Diluted-	$-	$-	$-	$-

Weighted average number of common shares outstanding	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(62,804)	$(68,863)

Changes in assets and liabilities:
Increase in accrued expenses – shareholders and officers	28,421	5,841
Total Cash Used in Operating Activities	(34,383)	(63,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of due from affiliate	8,162	-
Total Cash Provided By Investing Activities	8,162	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits for common stock	-	61,030
Loans from shareholder and officer	17,975	20,000
Repayment of loans from shareholders and officers	-	(15,550)
Total Cash Provided by Financing Activities	17,975	65,480

Net Change In Cash	(8,246)	2,458

Cash balance, beginning of period	13,302	16,410

Cash balance, end of period	$5,056	$18,868
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$7,592
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and statements of cash flows for the nine months ended September 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $384,155 and an accumulated deficit of $1,966,867 at September 30, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. During the nine months ended September 30, 2016, the Company borrowed $17,975. At September 30, 2016 and December 31, 2015, $255,875 and $237,900, respectively, was due to the shareholders and officers, and accrued interest of $48,555, and $40,134 at September 30, 2016 and December 31, 2015, respectively. Interest expense associated with these loans were $2,908 and $8,420 for the three and nine months ended September 30, 2016, respectively as compared to $3,397 and $8,107 for the three and nine months ended September 30, 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

On September 2, 2016, the Board of Directors approved a $20,000 consulting fee for the year 2016 to Lina Maki a shareholder of the Company for her management consulting time in the past. The Company has accrued the consulting fee of $20,000 as of September 30, 2016.

The Company also leases it office space from a shareholder of the Company. At September 30, 2016 and December 31, 2015, amounts due to the shareholder was. $3,751. For the most part, lease payments are made by the Company’s affiliate. As such, such mounts are shown as a reduction in the amount due from affiliate in the accompany balance sheets.

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

5. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2016 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be disclosed.

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

The Company will also be concentrating its efforts on capital raising efforts to enter into the NASDAQ Global Market. The Company satisfies all entry requirements, except for investment capital. The Company's target is to raise $30,000,000 in the near future. There can be no assurance that the Company will be able to raise the fund on an acceptable term or at all.

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

Results of Operations

General and administrative expenses increased $25,060 to $27,563 for the three months September 30, 2016 as compared to $2,503 for the three months ended September 30, 2015 primarily as a result of higher rent, consulting and professional fees.

General and administrative expenses decreased $6,372 to $54,384 for the nine months September 30, 2016 as compared to $60,756 for the nine months ended September 30, 2015 primarily as a result of lower professional and consulting fees.

As a result of the above, the Company incurred losses from operations of $27,563 and $54,384 for the three and nine months ended September 30, 2016 as compared to losses from operations of $2,503 and $60,756 for the three and nine months ended September 30, 2015.

For the three months ended September 30, 2016, interest expense decreased $489 to $2,908 as compared to $3,397 for the three months ended September 30, 2016.

For the nine months ended September 30, 2016, interest expense increased $313 to $8,420 as compared to $8,107 for the nine months ended September 30, 2016.

As a result of the above, the Company incurred net losses of $30,471 and $62,804, respectively, for the three and nine months ended September 30, 2016 as compared to net losses of $5,900 and $68,863, respectively, for the three and nine months ended September 30, 2015.

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

Our working capital deficit increased $54,642 to $384,155 at September 30, 2016 as compared to $329,513 at December 31, 2015 primarily due to an increase in advances from shareholders and officers and accrued interest.

During the nine months ended September 30, 2016, the Company had a net decrease in cash of $8,246. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2016, the Company used $34,383 in cash for operations as compared to $63,022 in cash for the nine months ended September 30, 2015, primarily as a result of the lower operating loss.

Cash provided by investing activities. Net cash provided by investing activities was $8,162 for the nine months ended September 30, 2016 as compared to $-0- for the nine months ended September 30, 2015, due to a decrease in the amount due from affiliate.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $17,975 as compared to $65,480 for the nine months ended September 30, 2015 primarily as a result of lower deposits for the purchase of common stock and loan from shareholders and officers.

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

Amanasu Techno Holdings Corporation

Date: November 14, 2016	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer