Form 10-K
period 2016-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2017-04-17
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 30, 2016 (the last business day of our most recently completed second fiscal quarter) was $368,451, using the closing price on June 30, 2016. As of March 24, 2017, the registrant had 46,956,300 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated By Reference: None.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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

Current

On April 27th, 2009, Amanasu Techno Holdings Corporation (herein after the "Company"), acquired Amanasu Water Corporation from its sister company Amanasu Environment Corporation and renamed it Amanasu Support Corporation which was subsequently sold to the Company’s parent corporation, Amanasu Corporation on February 7, 2012

The Company will continue to investigate and develop technologies, which the Company believes have great market potential. The first technology is an automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competitive even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now seeking, manufacturing partners. The second technology is Thoughts Routine Mechanism (“RUNE”) developed by the Company. We plan to develop this operating software to be used on electronic devices, such as smart phones, PC’s and gaming machines. We have secured technology and human resources that extend this technology to other applications outside the gaming sector. The Company has developed an alliance with Valhalla Game Studios (“VGS”) to jointly conduct game development and application development on “fate diagnosis based statistical theory, and “fate diagnosis” game service on mobile phones, smart phones, and tablets. We believe the collaboration between the Company and VGS may contribute to the future growth of the Company. Currently, Mr. Maki offers a wide range of advice as a special advisor, and this business continues to be evaluated and developed. In addition, cartoons, movies and games play a large role and influence world views and we believe that this technology be a very effective tool in this area. PART I

ITEM 1. BUSINESS (continued)

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

Employees

As of December 31, 2016, the Company has no full time employees.

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

Competition

Although management believes its product has significant competitive advantages to other products in the industry, the Company will be competing in industries where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,625 under a lease agreement between the Company and the Secretary of the Company which expires on October 1, 2017. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer owns approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2016
Common stock price per share:
High	$0.155	$0.058	$0.058	$0.188	$0.155
Low	$0.035	$0.025	$0.045	$0.030	$0.025
Fiscal Year 2015
Common stock price per share
High	$0.080	$0.150	$0.130	$0.208	$0.208
Low	$0.065	$0.060	$0.060	$0.055	$0.055

Information provided by the Nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2016, the Company has 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Please note the consolidated financial statements for the fiscal years ending December 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $400,513, stockholders’ deficit of $400,513 as well as an accumulated deficit of $2,000,360. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

Company Overview

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, conducting preliminary marketing efforts and seeking financing.

Plan of Operations

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and marketing.  Its operations to date have been limited to conducting various tests on its technologies and seeking financing.

The Company will continue to develop and market two technologies, which the Company believes have great market potential.

The first technology is an automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology extremely competitive even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now currently seeking, manufacturing partners.

The second technology is Thoughts Routine Mechanism (“RUNE”) developed by the Company. We plan to develop this operating software to be used on electronic devices, such as smart phones, PC’s and gaming machines. We have secured technology and human resources that extend this technology to other applications outside the gaming sector. The Company has developed an alliance with Valhalla Game Studios (“VGS”) to jointly conduct game development and application development on “fate diagnosis based statistical theory, and “fate diagnosis” game service on mobile phones, smart phones, and tablets. We believe the collaboration between the Company and VGS may contribute to the future growth of the Company. Currently, Mr. Maki offers a wide range of advice as a special advisor, and this business continues to be evaluated and developed. In addition, cartoons, movies and games play a large role and influence world views and we believe that this technology be a very effective tool in this area.

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

Results of Operations

Selling, general and administrative expenses decreased $4,310 (6.1%) for the year ended December 31, 2016 to $66,903 as compared to $71,213 for the year ended December 31, 2015 primarily as a result of a lower professional fees.

Interest expense increased $1,061 (10.3%) to $11,351 for the year ended December 31, 2016 as compared to $10,290 for the year ended December 31, 2015.

As a result of the above, the Company incurred a net loss of $78,254 for the year ended December 31, 2016 as compared to a net loss of $81,503 for the year ended December 31, 2015.

Liquidity and Capital Resources

Total assets as of December 31, 2016 were $5,018, compared to $16,956 as of December 31, 2015. Total current liabilities as of December 31, 2016 were $405,531 compared to $339,215 at December 31, 2015. The increase is primarily due to accrued interest and expenses shareholders and officers of the Company.

The Company intends to raise additional funds in the near future through private placements of its common stock. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2016 and 2015.  The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing.

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

During the year ended December 31, 2016, the Company had a net decrease in cash of $8,284. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2016, the Company used $41,524 in cash for operations as compared to $78,804 in cash for the year ended December 31, 2015. This decrease in cash used in operations is primarily attributed to the increase in accrued expenses offset partially by the higher operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2016 was $33,240 as compared to $75,696 for the year ended December 31, 2015. This decrease is primarily the result of lower deposits for the purchase of common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Amanasu Techno Holdings Corporation
New York, NY

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the consolidated financial statements, the Company had a working capital deficiency of $400,513 and an accumulated deficit of $2,000,360 at December 31, 2016, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Compay, P.A.

Hackensack, NJ
April 17, 2017

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
		(Restated)
ASSETS
Current Assets:
Cash	$5,018	$13,302

Total current assets	5,018	13,302

Other Assets:
Due from affiliate	-	3,654
Total other assets	-	3,654

Total Assets	$5,018	$16,956

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – shareholders and officers	$77,015	$40,285
Due to affiliate	5,911	-
Deposit on purchase of common stock	61,030	61,030
Advances from shareholders and officers	261,575	237,900

Total current liabilities	405,531	339,215

Commitments and contingencies	-	-

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,000,360)	(1,922,106)
Total stockholders' deficit	(400,513)	(322,259)

Total Liabilities and Stockholders' Deficit	$5,018	$16,956

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
		(Restated)
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling, general and administrative expenses	66,903	71,213

Operating loss	(66,903)	(71,213)

Other expense:
Interest expense – shareholders and officers	(11,351)	(10,290)

Net loss before income taxes	(78,254)	(81,503)

Income taxes	-	-

Net loss	$(78,254)	$(81,503)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	46,756,300	$46,956	$1,552,891	$(1,840,603)	$(240,756)
Net loss (Restated)				(81,503)	(81,503)
Balance, December 31, 2015 (Restated)	46,956,300	46,956	1,552,891	(1,922,106)	(322,259)
Net loss				(78,254)	(78,254)
Balance, December 31, 2016	46,956,300	$46,956	$1,552,891	$(2,000,360)	$(400,513)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
		(Restated)
CASH FLOWS FROM OPERATIONS
Net loss	$(78,254)	$(81,503-)

Changes in Assets and Liabilities:

Increase in accrued expenses – shareholders and officers	36,730	2,699
Total Cash Used in Operating Activities	(41,524)	(78,804)

Cash Flows From Financing Activities
Deposit for purchase of common stock	-	61,030
Proceeds from loans from shareholders and officers	23,675	28,000
Increase in amounts due to affiliate	9,565	10,216
Repayments of loans from shareholder and officers	-	(23,550)
Total Cash Provided by Financing Activities	33,240	75,696

Net decrease in cash	(8,284)	(3,108)

Cash balance, beginning of year	13,302	16,410
Cash balance, end of year	$5,018	$13,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$7,592
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive since inception.

Business

The Company has sales and manufacturing rights to an automated personal waste collection and cleaning machine and is currently seeking manufacturing partners.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $400,513 and an accumulated deficit of $2,000,360 at December 31, 2016, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Development Stage Company:

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TOCONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments:

The Company has adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of certain financial instruments, including cash, accrued expenses and advances from stockholders and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

Income Taxes:

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recently Adopted Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. The balance due as of December 31, 2016 and 2015 were $261,575 and $237,900, respectively. All advances bear interest at 4.45% and no terms for repayment have been established. During the year ended December 31, 2016, the Company borrowed $23,675 from a shareholder. During the year ended December 31, 2015, The Company borrowed $28,000 from a stockholder and repaid $23,550 to the same stockholder.

Interest expense associated with these loans were $11,351 and $10,290 for the years ended December 31, 2016 and 2015, respectively. Accrued interest on these loans were $51,485 and $40,134 at December 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

On September 2, 2016, the Board of Directors approved a $20,000 consulting fee to Lina Maki a shareholder of the Company for her management consulting time in the past. This fee is a shared expense between the Company and its affiliate Amanasu Environment Corporation. The Company has accrued its portion of the consulting fee of $10,000, as of December 31, 2016.

The Company also leases it office space from a shareholder of the Company. At December 31, 2016 and December 31, 2015, amounts due to the shareholder were $3,630 and $151, respectively. When the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets (See Note 6).

5. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to carry forward and apply against future profits for a period of twenty years. The available NOL's totaled approximately $2 million at December 31, 2016. The NOL can be carried forward to offset taxable income, if any, in future years which expire in the years 2020 through 2036.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The tax return for the years 2013, 2014, 2015 and 2016 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax rate at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

	For the Year Eneded December 31,
	2015	2016
Income tax expense at statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%))
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2015	2016
Net Operating Loss Carryforwards	$680,122	$653,516
Valuation Allowance	(680,122)	(653,516)
Deferred Tax Asset	$-	$-

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016

6. RENTALS UNDER OPERATING LEASE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 and 5% tax under a lease agreement between the Company and the Secretary of the Company which expires on October 1, 2017. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The Company recorded rental expense of $15,750 for each of the years ended December 31, 2016 and 2015.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016 based on the Company’s share of rent:

Year	Amount
2017	$11,813

7. COMMON STOCK

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheet as of December 31, 2016 and 2015.  No shares have been issued for these deposits as of December 31, 2015.

8. RESTATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the year ended December 31, 2015 due to inaccurate allocation of expenses paid by an affiliated company and misapplication of payments made to a stockholder.

The effect of the restatement on specific line items in the consolidated financial statements for the year ended December 31, 2015 is set forth in the table below:

	Consolidated Balance Sheet
	Previously Reported	Adjustments	As Restated

Due from affiliate	$25,297	$(21,643)	$3,654
Accrued expenses - stockholders and officers	$43,885	$(3,600)	$40,285
Accumulated deficit	$(1,904,063)	$(18,043)	$(1,922,106)
Stockholders' deficit	$(304,216)	$(18,043)	$(322,259)

	Consolidated Statements of Operations
	Previously Reported	Adjustments	As Restated

Selling, general and administrative expenses	$49,570	$21,643	$71,213
Interest expense - stockholders and officers	$13,890	$(3,600)	$10,290
Net loss	$(63,460)	$(18,043)	$(81,503)

9. SUBSEQUENT EVENT

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

●
The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●
We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management's Report on Internal Control over Financial Reporting (continued)

Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2016. Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.

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

Name	Age	Position

Atsushi Maki	68	Chairman, Chief Executive Officer, Director

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a shareholder at a monthly rate of $2,625 under a lease agreement which expires October 1, 2017. At December 31, 2016 and December 31, 2015, amounts due to the shareholder were $27,230 and $3,751, respectively. The Company shares the space with Amanasu Environment Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environment Corporation is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. (See "Part I - Item 2 Properties").

The Company president made advances to the Company totaling $130,000, all of which remains due to the President at December 31, 2016. During 2013 the Company President provided personal services for the subscriber and as a result the subscriber assigned the debt to the Company President.  The $99,900 is now payable to the Company President and is included in Advances from Shareholders and Officers. As of December 31, 2016 and 2015, respectively, $209,900 was due to the Company President.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. During the year ended December 31, 2016, the Company borrowed $23,675 from a shareholder. At December 31, 2016 and December 31, 2015, $51,675 and $28,000, respectively, was due to the shareholder.

As of December 31, 2016 and 2015, Advances from Shareholders and Officers amounts to $261,575 and $237,900, respectively.

On September 2, 2016, the Board of Directors approved a $20,000 consulting fee to Lina Maki a shareholder of the Company for her management consulting time in the past. The Company has accrued the consulting fee of $20,000 as of December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Michael F. Albanese, CPA., our independent register accountants as of June 14, 2016, were $2,500 in connection with the review of the Company’s financial statements for the quarter ended March 31, 2016 and $21,663 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2015. The aggregate fees billed by Paritz & Company, P.A., our independent register accountants since July 7, 2016, were $17,500 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2016 and $4,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2015.

Audit Fees.  This category includes the audit of the Company’s financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz & Company, P.A. in 2016. No fees under these categories were paid to Michael F. Albanese, CPA in 2016 and 2015.

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

April 17, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

April 17, 2017