Form 10-Q
period 2017-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2017-05-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 12, 2017, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2017	December 31, 2016

Current Assets:
Cash	$12,518	$5,018

Total current assets	12,518	5,018

Total Assets	$12,518	$5,018

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$82,457	$77,015
Accrued expenses – other	7,500	-
Due to affiliate	12,821	5,911
Advances from stockholders and officers	272,575	261,575
Deposit on stock purchase	61,030	61,030
Total current liabilities	436,383	405,531

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,023,712)	(2,000,360)
Total stockholders' deficit	(423,865)	(400,513)
Total Liabilities and Stockholders' Deficit	$12,518	$5,018

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and administrative expenses	20,410	17,954
Total expenses	20,410	17,954

Operating loss	(20,410)	(17,954)

Other Expense:
Interest Expense – stockholders and officers	(2,942)	(2,677)

Net loss	$(23,352)	$(20,631)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	46,956,300	46,834,078

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATIONS
Net loss	$(23,352)	$(20,631)

Changes in assets and liabilities:
Increase in accrued expenses – stockholders and officers	5,442	2,678
Increase in accrued expenses - other	7,500	-
Total Cash Used in Operating Activities	(10,410)	(17,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	6,910	3,937
Proceeds from loans from stockholders and officers	11,000	7,875
Total Cash Provided by Financing Activities	17,910	11,812

Net Change In Cash	7,500	(6,141)

Cash balance, beginning of period	5,018	13,302

Cash balance, end of period	$12,518	$7,161

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and statements of cash flows for the three months ended March 31, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $423,865 and an accumulated deficit of $2,023,712 at March 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2017, the Company borrowed $11,000 from a stockholder. The balance due as of March 31, 2017 and December 31, 2016 were $272,575 and $261,575, respectively. Interest expense associated with these loans were $2,942 and $2,677 for the three months ended March 31, 2017 and 2016, respectively. Accrued interest on these loans were $54,427 and $51,485 at March 31, 2017 and December 31, 2016, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2017 and December 31, 2016 amounts due to the stockholder were $22,500 and $20,000, respectively.

The Company also leases it office space from a stockholder of the Company. At March 31, 2017 and December 31, 2016, amounts due to the stockholder was. $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

5. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2017 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (the “Annual Report”).

Company Overview

The Company was incorporated in the State of Nevada on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, conducting preliminary marketing efforts and seeking financing.

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

Results of Operations

General and administrative expenses increased $2,456 (13.7%) to $20,410 for the three months March 31, 2017 as compared to $17,954 for the three months ended March 31, 2016 primarily as a result of higher consulting fees.

As a result of the above, the Company incurred losses from operations of $20,410 and $17,954 for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, interest expense increased $265 to $2,942 as compared to $2,677 for the three months ended March 31, 2016.

As a result of the above, the Company incurred net losses of $23,352 and $20,631, respectively, for the three months ended March 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's minimum cash requirements for the next twelve months are estimated to be $80,000, including rent, audit fees, office expenses, interest and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional stockholder or related party loans.  There is no current commitment for either of these fund sources.

Our working capital deficit increased $23,352 to $423,865 at March 31, 2017 as compared to $400,573 at December 31, 2016 primarily due to an increase in advances from stockholders and officers, accrued expenses.

During the three months ended March 31, 2017, the Company had a net increase in cash of $7,500. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2017, the Company used $10,410 in cash for operations as compared to $17,953 in cash for the three months ended March 31, 2016, primarily as a result of the increase in accrued expenses partially offset by the higher operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2017 was $17,910 as compared to $11,812 for the three months ended March 31, 2016 primarily as a result of higher proceeds from loans from stockholders and officers and an increase in amounts due to affiliate.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 17, 2017 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017 other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

Exhibit 31.1
Certification by the Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Techno Holdings Corporation

Date: May 15, 2017	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer