Form 10-Q
period 2017-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2017-08-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 11, 2017, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

Current Assets:
Cash	$5,118	$5,018

Total current assets	5,118	5,018

Total Assets	$5,118	$5,018

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$88,104	$77,015
Due to affiliate	19,004	5,911
Advances from stockholders and officers	282,425	261,575
Deposit on stock purchase	61,030	61,030
Total current liabilities	450,563	405,531

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 and 46,956,300 shares issued and outstanding, respectively	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,045,292)	(2,000,360)
Total stockholders' deficit	(445.445)	(400,513)
Total Liabilities and Stockholders' Deficit	$5,118	$5,018

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	18,433	8,867	38,843	26,821

Total operating expenses	18,433	8,867	38,843	26,821

Operating loss	(18,433)	(8,867)	(38,843)	(26,821)

Other Income (Expense):
Interest Expense	(3,147)	(2,835)	(6,089)	(5,512)

Net loss	$(21,580)	$(11,702)	$(44,932)	(32,333)

Loss per share - Basic and Diluted-	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATIONS
Net loss	$(44,932)	$(32,333)

Changes in assets and liabilities:
Increase in accrued expenses – stockholders and officers	11,089	5,512
Total Cash Used in Operating Activities	(33,843)	(26,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder and officer	20,850	17,875
Increase in amounts due to affiliate	13,093	4,225
Total Cash Provided by Financing Activities	33,943	22,100

Net Change In Cash	100	(4,721)

Cash balance, beginning of period	5,018	13,302

Cash balance, end of period	$5,118	$8,581

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and statements of cash flows for the six months ended June 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $445,445 and an accumulated deficit of $2,045,292 at June 30, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2017, the Company borrowed $20,850 from a stockholder. The balance due as of June 30, 2017 and December 31, 2016 were $282,425 and $261,575, respectively. Interest expense associated with these loans were $3,147 and $6,089 for the three and six months ended June 30, 2017, respectively, as compared to $2,835 and $5,512 for the three and six months ended June 30, 2016, respectively. Accrued interest on these loans were $57,574 and $51,485 at June 30, 2017 and December 31, 2016, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2017 and December 31, 2016 amounts due to the stockholder were $25,000 and $20,000, respectively.

The Company also leases it office space from a stockholder of the Company. At June 30, 2017 and December 31, 2016, amounts due to the stockholder was. $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

4. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has approximately $2 million in net operating loss carryforwards as of June 30, 2017, which will expire between 2018 and 2037, and recorded a 100% valuation allowance against deferred tax assets.

5. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2017 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General and administrative expenses increased $9,566 (107.9%) and $12,022 (44.8%) to $18,433 and $38,843 for the three and six months ended June 30, 2017 as compared to $8,867 and $26,821 for the three and six months ended June 30, 2016 primarily as a result of higher professional and consulting fees.

As a result of the above, the Company incurred losses from operations of $18,433 and $38,843 for the three and six months ended June 30, 2017, respectively, as compared to $8,867 and $26,821 for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2017, interest expense increased $312 and $577 to $3,147 and $6,089, respectively, as compared to $2,835 and $5,512 for the three and six months ended June 30, 2016, respectively.

As a result of the above, the Company incurred net losses of $21,580 and $44,932, respectively, for the three and six months ended June 30, 2017 as compared to $11,702 and $32,333, respectively, for the three and six months ended June 30, 2016.

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

Our working capital deficit increased $44,932 to $445,445 at June 30, 2017 as compared to $400,513 at December 31, 2016 primarily due to an increase in advances from stockholders and officers, accrued expenses.

During the six months ended June 30, 2017, the Company had a net increase in cash of $100. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2017, the Company used $33,843 in cash for operations as compared to using $26,821 in cash for operations for the six months ended June 30, 2016, primarily as a result of the higher operating loss offset partially by the increase in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2017 was $33,943 as compared to $22,100 for the six months ended June 30, 2016 primarily as a result of higher proceeds from loans from stockholders and officers and an increase in amounts due to affiliate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: August 14, 2017	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer