Form 10-K
period 2017-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2018-04-10
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31261

AMANASU TECHNO HOLDINGS CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0351508
(State of incorporation)	(IRS Employer Identification Number)

224 Fifth Avenue Suite D144 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 30, 2017 (the last business day of our most recently completed second fiscal quarter) was $127,052, using the closing price on June 30, 2017. As of March 23, 2018, the registrant had 46,956,300 shares of common stock, par value $0.01 per share, outstanding.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I

ITEM 1. BUSINESS

Amanasu Techno Holdings Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation. The Company is still in the development phase, and has not conducted any operations or generated any revenue since its inception.

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

PART I

ITEM 1. BUSINESS (continued)

Overview and History

The Company remains in the development stage and significant risks exist with respect to its business (see "Cautionary Statements" below). The Company received the exclusive worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the right to the Company, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director and officer of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

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

Employees

As of December 31, 2017, the Company has no full time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company

The Company was incorporated on February 22, 1999, and remains in the development stage. Presently, the Company is in the initial stages of licensing the necessary patents/technologies in order obtain exclusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes) from NMG Inc. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

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

Control Exercised By Management

The current officers and directors control approximately 86% of the shareholder votes, based on ownerships of March 30, 2018. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $481,263 and an accumulated deficit of $2,081,110 at December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2019. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2016
Common stock price per share:
High	$0.155	$0.058	$0.058	$0.188	$0.155
Low	$0.035	$0.025	$0.045	$0.030	$0.025
Fiscal Year 2017
Common stock price per share
High	$0.040	$0.060	$0.020	$0.016	$0.060
Low	$0.025	$0.015	$0.016	$0.010	$0.010

Information provided by the Nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2017, the Company has 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Please note the consolidated financial statements for the fiscal year ending December 31, 2017 and 2016 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $481,263 as well as an accumulated deficit of $2,081,110. These factors, among other things discussed in Note 2 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The Company will also be concentrating its efforts on capital raising efforts to fund the development and marketing of these technologies.

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $165,000, it may not be able to complete its plan of expanding operations as discussed above.

The company is expecting to gain the capital from issuing and selling the shares of the Company. The Company has been able to fund its existing operations from the proceeds of loans from a shareholder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selling, general and administrative expenses increased $1,212 (1.8%) for the year ended December 31, 2017 to $68,115 as compared to $66,903 for the year ended December 31, 2016 primarily as a result of higher professional fees.

Interest expense increased $1,284 (11.3%) to $12,635 for the year ended December 31, 2017 as compared to $11,351 for the year ended December 31, 2017.

As a result of the above, the Company incurred a net loss of $80,750 for the year ended December 31, 2017 as compared to a net loss of $78,254 for the year ended December 31, 2016.

Liquidity and Capital Resources

Total assets as of December 31, 2017 were $5,014, compared to $5,018 as of December 31, 2016. Total current liabilities as of December 31, 2017 were $486,277 compared to $405,531 at December 31, 2016. The increase is primarily due to accrued interest and accrued expenses due to stockholders and officers of the Company.

The Company intends to raise additional funds in the near future through private placements of its common stock. The Company received $50,000 for stock sales in 2013. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2017 and 2016.  The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing.

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

During the year ended December 31, 2017, the Company had a net decrease in cash of $4. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2017, the Company used $58,115 in cash for operations as compared to $41,524 in cash for the year ended December 31, 2016. This increase in cash used in operations is primarily attributed to the decrease in the change in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2017 was $58,111 as compared to $33,240 for the year ended December 31, 2016. This increase is primarily the result of the increase in advances from stockholders and an increase in amounts due to affiliate,.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amanasu Techno Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $481,263, and accumulated deficit of $2,081,110 as of December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2016.

Hackensack, NJ

April 9, 2018

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$5,014	$5,018

Total current assets	5,014	5,018

Total Assets	$5,014	$5,018

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$99,650	$77,015
Due to affiliate	33,122	5,911
Deposit on stock purchase	61,030	61,030
Advances from stockholders and officers	292,475	261,575

Total current liabilities	486,277	405,531

Commitments and contingencies	-	-

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,081,110)	(2,000,360)
Total stockholders' deficit	(481,263)	(400,513)

Total Liabilities and Stockholders' Deficit	$5,014	$5,018

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling, general and administrative expenses	68,115	66,903

Operating loss	(68,115)	(66,903)

Other expense:
Interest expense – stockholders and officers	(12,635)	(11,351)

Loss before income taxes	(80,750)	(78,254)

Income taxes	-	-

Net loss	$(80,750)	$(78,254)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	46,956,300	$46,956	$1,552,891	$(1,922,106)	$(322,259)
Net loss	-	-	-	(78,254)	(78,254)
Balance, December 31, 2016	46,956,300	46,956	1,552,891	(2,000,360)	(400,513)
Net loss	-	-	-	(80,750)	(80,750)
Balance, December 31, 2017	46,956,300	$46,956	$1,552,891	$(2,081,110)	$(481,263)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,750)	$(78,254)

Changes in Assets and Liabilities:
Increase in accrued expenses – stockholders and officers	22,635	36,730
Net Cash Used in Operating Activities	(58,115)	(41,524)

Proceeds from loans from stockholders and officers	30,900	23,675
Increase in amounts due to affiliate	27,211	9,565
Net Cash Provided by Financing Activities	58,111	33,240

Net decrease in cash	(4)	(8,284)

Cash balance, beginning of year	5,018	13,302
Cash balance, end of year	$5,014	$5,018

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $481,263 and an accumulated deficit of $2,081,110 at December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

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

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments:

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures”, which defines the fair value as used in numerous pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The estimated fair value of certain financial instruments, including cash, accrued expenses and advances from stockholder and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

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

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements:

The Company does not expect the adoption of recently issued pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. The balance due as of December 31, 2017 and 2016 were $292,475 and $261,575, respectively. All advances bear interest at 4.45%. During the years ended December 31, 2017 and 2016, the Company borrowed $30,900 and $23,675, respectively, from a stockholder.

Interest expense associated with these loans were $12,635 and $11,351 for the years ended December 31, 2017 and 2016, respectively. Accrued interest on these loans were $64,120 and $51,485 at December 31, 2017 and 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2017 and 2016 amounts due to the stockholder were $30,000 and $20,000, respectively.

The Company also leases it office space from a stockholder of the Company. At December 31, 2017 and 2016, amounts due to the stockholder were $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets (see Note 6).

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017

5. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to carry forward and apply against future profits for a period of twenty years. The available NOL's totaled approximately $1.2 million at December 31, 2017. The NOL can be carried forward to offset taxable income, if any, in future years which expire in the years 2020 through 2037.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 31, 2017, we did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of $160,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance for the year ended December 31, 2017. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

The tax return for the years 2013, 2014, 2015 and 2016 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax expense at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

	2017	2016
Income tax expense at statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Net Operating Loss Carryforwards	$258,548	$680,122
Valuation Allowance	(258,548)	(680,022)
Deferred Tax Asset	$-	$-

6. RENTALS UNDER OPERATING LEASE

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2019. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2017 based on the Company’s share of rent:

Year	Amount
2018	$15,750
2019	$11,813
$27,563

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2017

7. EQUITY

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheet as of December 31, 2017 and 2016.  No shares have been issued for these deposits as of December 31, 2017.

8. SUBSEQUENT EVENT

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2017.

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

Name	Age	Position
Atsushi Maki	65	Chairman, Chief Executive Officer, Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 23, 2018, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of March 23, 2018. The address for each individual below is 244 Fifth Avenue, Suite D144 New York, NY 10001 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	74.9	5%

Common Stock	Atsushi Maki(3)	40,373,700	86.	0%

Common Stock	Lina Lei(4)	40,373,700	86.	0%

Common Stock	Officers and Directors, as a group (3 persons)	40,373,700	86.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625, including tax, under a lease agreement which expires October 1, 2019. The Company leases it office space from a shareholder of the Company. At December 31, 2017 and 2016, amounts due to the stockholder were $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets (see Note 6).

The Company president made advances to the Company totaling $110,000, all of which remains due to the President at December 31, 2017. During 2013 the Company President provided personal services for the subscriber and as a result the subscriber assigned the debt to the Company President.  The $99,900 is now payable to the Company President and is included in Advances from Stockholders and Officers. As of December 31, 2017 and 2016, respectively, $209,900 was due to the Company President.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. During the year ended December 31, 2017, the Company borrowed $30,900 from a stockholder. At December 31, 2017 and 2016, $82,575 and $51,675, respectively, was due to the stockholder.

As of December 31, 2017 and 2016, Advances from Stockholders and Officers amounts to $292,475 and $261,575, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2017 and 2016 amounts due to the stockholder were $30,000 and $20,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered Paritz and Company, our independent registered public accountants for the years ended December 31, 2017 and 2016.

	2017	2016

Audit Fees	$21,500	$24,827
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	21,500	24,827
Tax Fees	-	-
All Other Fees	-	-

Total	$21,500	$24,827

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Company in 2017 and 2016.

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

April 9, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

April 9, 2018