Form 10-Q
period 2018-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2018-05-11
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORRPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-031508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Fifth Avenue, Suite D144 New York, NY 10022
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

As of May 11, 2018, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2018

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$5,013	$5,014

Total current assets	5,013	5,014

Total Assets	$5,013	$5,014

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$105,414	$99,650
Due to affiliate	40,368	33,122
Advances from stockholders and officers	299,475	292,475
Deposit on stock purchase	61,030	61,030
Total current liabilities	506,287	486,277

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,101,121)	(2,081,110)
Total stockholders' deficit	(501,274)	(481,263)
Total Liabilities and Stockholders' Deficit	$5,013	$5,014

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and administrative expenses	16,747	20,410

Operating loss	(16,747)	(20,410)

Other Expense:
Interest Expense – stockholders and officers	(3,264)	(2,942)
Net loss before income taxes	(20,011)	(23,852)
Income taxes	-	-

Net loss	$(20,011)	$(23,352)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATIONS
Net loss	$(20,011)	$(23,352)

Changes in assets and liabilities:
Accrued expenses – stockholders and officers	5,764	5,442
Accrued expenses - other	-	7,500
Total Cash Used in Operating Activities	(14,247)	(10,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	7,246	6,910
Proceeds from loans from stockholders and officers	7,000	11,000
Total Cash Provided by Financing Activities	14,246	17,910

Net Change In Cash	(1)	7,500

Cash balance, beginning of period	5,014	5,018

Cash balance, end of period	$5,013	$12,518

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2018, the results of operations and cash flows for the three months ended March 31, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $501,274 and an accumulated deficit of $2,101,121 at March 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2018, the Company borrowed $7,000 from a stockholder. The balance due as of March 31, 2018 and December 31, 2017 were $299,475 and $292,475, respectively. Interest expense associated with these loans were $3,264 for the three months ended March 31, 2018 as compared to $2,942 for the three months ended March 31, 2017. Accrued interest on these loans were $67,384 and $64,120 at March 31, 2018 and December 31, 2017, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2018 and December 31, 2017 amounts due to the stockholder were $32,500 and $30,000, respectively.

The Company also leases it office space from a stockholder of the Company. At March 31, 2018 and December 31, 2017, amounts due to the stockholder was $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We did not have any foreign subsidiaries, and, as such, the international aspects of the Tax Act are not applicable.

At December 31, 2017, in connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of $160,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance.We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

5. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2018 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018 (the “Annual Report”).

Company Overview

The Company was incorporated in the State of Nevada on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, conducting preliminary marketing efforts and seeking financing.

The Company's principal offices are at 224 Fifth Avenue, Suite D144, New York, NY 10022 Telephone: 604-790-8799. The Tokyo branch is located at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. Telephone: 03-5808-3663.

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

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising additional capital, it may not be able to complete its plan of expanding operations as discussed above.

The company is expecting to gain the capital from issuing and selling the shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General and administrative expenses decreased $3,663 (17.9%) to $16,747 for the three months ended March 31, 2018 as compared to $20,410 for the three months ended March 31, 2017 primarily as a result of lower professional fees.

As a result of the above, the Company incurred a loss from operations of $16,747 for the three months ended March 31, 2018 as compared to a loss from operations of $20,410 for the three months ended March 31, 2017.

For the three months ended March 31, 2018, interest expense increased $322 to $3,264 as compared to $2,942 for the three months ended March 31, 2017, as a result of the additional advances from stockholders

As a result of the above, the Company incurred a net loss of $20,011 for the three months ended March 31, 2018 as compared to $23,352 for the three months ended March 31, 2017.

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

Our working capital deficit increased $20,011 to $501,274 at March 31, 2018 as compared to $481,263 at December 31, 2017 primarily due to an increase in advances from stockholders and officers, accrued expenses.

On March 31, 2018, the Company had a cash balance of $5,013. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2018, the Company used $14,247 in cash for operations as compared to using $10,410 in cash for operations for the three months ended March 31, 2017, primarily as a result of the lower increase in accrued expenses offset partially by the lower operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $14,246 as compared to $17,910 for the three months ended March 31, 2017 primarily as a result of lower proceeds from loans from stockholders and officers.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 10, 2018 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2017 consolidated financial statements included in our Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: May 11, 2018	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer