Form 10-Q
period 2018-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2018-08-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 10, 2018, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2018	December 31, 2017

Current Assets:
Cash	$5,003	$5,014

Total current assets	5,003	5,014

Total Assets	$5,003	$5,014

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$111,358	$99,650
Accrued expenses - other	1,000	-
Due to affiliate	47,479	33,122
Advances from stockholders and officers	309,215	292,475
Deposit on stock purchase	61,030	61,030
Total current liabilities	530,082	486,277

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,124,926)	(2,081,110)
Total stockholders' deficit	(525,079)	(481,263)
Total Liabilities and Stockholders' Deficit	$5,003	$5,014

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	20,362	18,433	37,109	38,843

Total operating expenses	20,362	18,433	37,109	38,843

Operating loss	(20,362)	(18,433)	(37,109)	(38,843)

Other Income (Expense):
Interest Expense	(3,443)	(3,147)	(6,707)	(6,089)

Loss before income taxes	(23,805)	(21,580)	(43,816)	(44,932)
Income taxes	-	-	-	-
Net loss	$(23,805)	$(21,580)	$(43,816)	(44,932)

Loss per share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATIONS
Net loss	$(43,816)	$(44,932)

Changes in assets and liabilities:
Accrued expenses – stockholders and officers	11,708	11,089
Accrued expenses – other	1,000	-
Total Cash Used in Operating Activities	(31,108)	(33,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	14,357	13,093
Proceeds from loans from stockholders and officers	16,740	20,850
Total Cash Provided by Financing Activities	31,097	33,943

Net Change In Cash	(11)	100

Cash balance, beginning of period	5,014	5,018

Cash balance, end of period	$5,003	$5,118

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $525,079 and an accumulated deficit of $2,124,926 at June 30, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2018, the Company borrowed $16,740 from a stockholder. The balance due as of June 30, 2018 and December 31, 2017 were $309,215 and $292,475, respectively. Interest expense associated with these loans were $3,443 and $6,707 for the three and six months ended June 30, 2018 as compared to $3,147 and $6,089 for the three and six months ended June 30, 2017. Accrued interest on these loans were $70,827 and $64,120 at June 30, 2018 and December 31, 2017, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2018 and December 31, 2017 amounts due to the stockholder were $35,000 and $30,000, respectively.

The Company also leases it office space from a stockholder of the Company. At June 30, 2018 and December 31, 2017, amounts due to the stockholder was $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

5. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to carry forward and apply against future profits for a period of twenty years. The available NOL's totaled approximately $1.2 million at December 31, 2017. The NOL can be carried forward to offset taxable income, if any, in future years which expire in the years 2020 through 2037.The Company had approximately $44,000 NOL generated in the six months ended June 30, 2018 in the U.S., which can be used to offset 80 percent of future taxable income and can be carried forward indefinitely.

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

At December 31, 2017, in connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of approximately $160,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

6. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2018 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The first technology is an automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology extremely competitive even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is currently seeking manufacturing partners.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General and administrative expenses increased $1,929 (10.5%) to $20,362 for the three months ended June 30, 2018 as compared to $18,433 for the three months ended June 30, 2017. This increase is attributed to an increase in utility and automobile expenses and professional fees offset partially by lower entertainment and rent expenses. General and administrative expenses decreased $1,734 (4.5%) to $37,109 for the six months ended June 30, 2018 as compared to $38,843 for the six months ended June 30, 2017. This decrease is attributed to a decrease in professional fees offset partially by higher utility and automobile expenses.

As a result of the above, the Company incurred a losses from operations of $20,362 and $37,109 for the three and six months ended June 30, 2018 as compared to a losses from operations of $18,433 and $38,843 for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2018, interest expense increased $296 and $618 to $3,443 and $6,707, respectively, as compared to $3,147 and $6,089 for the three and six months ended June 30, 2017, respectively, as a result of the additional advances from stockholders

As a result of the above, the Company incurred a net losses of $23,805 and $43,816 for the three and six months ended June 30, 2018 as compared to net losses of $21,580 and $44,932 for the three and six months ended June 30, 2017.

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

Our working capital deficit increased $43,816 to $525,079 at June 30, 2018 as compared to $481,263 at December 31, 2017 primarily due to an increase in advances from stockholders and officers, accrued expenses and due to affiliates.

On June 30, 2018, the Company had a cash balance of $5,003. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2018, the Company used $31,108 in cash for operations as compared to using $33,843 in cash for operations for the six months ended June 30, 2017, primarily as a result of the increase in accrued expenses offset partially by the lower operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $31,097 as compared to $33,943 for the six months ended June 30, 2017 primarily as a result of lower proceeds from loans from stockholders and officers.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: August 13, 2018	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer