Form 10-Q
period 2018-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2018-11-14
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of November 7, 2018, there were 49,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$4,989	$5,014

Total current assets	4,989	5,014

Total Assets	$4,989	$5,014

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$117,379	$99,650
Accrued expenses – other	1,500	-
Due to affiliate	53,969	33,122
Advances from stockholders and officers	312,840	292,475
Deposit on stock purchase	61,030	61,030
Total current liabilities	546,718	486,277

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,141,576)	(2,081,110)
Total stockholders' deficit	(541,729)	(481,263)
Total Liabilities and Stockholders' Deficit	$4,989	$5,014

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	13,129	13,822	50,238	52,665
Total operating expenses	13,129	13,822	50,238	52,665

Operating loss	(13,129)	(13,822)	(50,238)	(52,665)

Other Income (Expense):
Interest Expense	(3,521)	(3,246)	(10,228)	(9,335)

Loss before income taxes	(16,650)	(17,068)	(60,466)	(62,000)

Income taxes	-	-	-	-

Net loss	$(16,650)	$(17,068)	$(60,466)	(62,000)

Loss per share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATIONS
Net loss	$(60,466)	$(62,000)

Changes in assets and liabilities:
Increase in accrued expenses – stockholders and officers	17,729	16,835
Increase in accrued expenses – other	1,500	-
Total Cash Used in Operating Activities	(41,237)	(45,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	20,847	27,100
Proceeds from loans from stockholders and officers	20,365	18,221
Total Cash Provided by Financing Activities	41,212	45,321

Net Change In Cash	(25)	156

Cash balance, beginning of period	5,014	5,018

Cash balance, end of period	$4,989	$5,174

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $541,729 and an accumulated deficit of $2,141,576 at September 30, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company’s operations to date have been limited to conducting various tests on its technologies and seeking financing. The Company will continue to develop and market two technologies, which the Company believes have great market potential. As such, the Company continues to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing. . The present plans, the realization of which cannot be assured, to overcome these difficulties also include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2018, the Company borrowed $20,365 from a stockholder. The balance due as of September 30, 2018 and December 31, 2017 were $312,840 and $292,475, respectively. Interest expense associated with these loans were $3,521 and $10,228 for the three and nine months ended September 30, 2018 as compared to $3,246 and $9,335 for the three and nine months ended September 30, 2017. Accrued interest on these loans were $74,349 and $64,120 at September 30, 2018 and December 31, 2017, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2018 and December 31, 2017 amounts due to the stockholder were $37,500 and $30,000, respectively.

The Company also leases it office space from a stockholder of the Company. At September 30, 2018 and December 31, 2017, amounts due to the stockholder was $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Under the Tax Act, the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017.

The Company had approximately $60,000 NOL generated in the nine months ended September 30, 2018 in the U.S., which can be used to offset 80 percent of future taxable income and can be carried forward indefinitely.

6. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2018 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2018, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

There were no revenues for the three and nine months ended September 30, 2018 and 2017.

General and administrative expenses decreased $693 (5.0%) to $13,129 for the three months ended September 30, 2018 as compared to $13,822 for the three months ended September 30, 2017. This decrease is attributed to lower travel, automobile and insurance expenses offset partially by increases in professional fees and utility expenses. General and administrative expenses decreased $2,427 (4.6%) to $50,238 for the nine months ended September 30, 2018 as compared to $52,665 for the nine months ended September 30, 2017. This decrease is attributed to a decrease in professional fees and travel expenses offset partially by higher utility and automobile expenses.

As a result of the above, the Company incurred a losses from operations of $13,129 and $50,238 for the three and nine months ended September 30, 2018 as compared to a losses from operations of $13,822 and $52,665 for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2018, interest expense increased $275 and $893 to $3,521 and $10,228, respectively, as compared to $3,246 and $9,335 for the three and nine months ended September 30, 2017, respectively, as a result of the additional advances from stockholders

As a result of the above, the Company incurred a net losses of $16,650 and $60,466 for the three and nine months ended September 30, 2018 as compared to net losses of $17,068 and $62,000 for the three and nine months ended September 30, 2017.

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

Our working capital deficit increased $60,466 to $541,729 at September 30, 2018 as compared to $481,263 at December 31, 2017 primarily due to an increase in advances from stockholders and officers, accrued expenses and due to affiliates.

On September 30, 2018, the Company had a cash balance of $4,989. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2018, the Company used $41,237 in cash for operations as compared to using $45,165 in cash for operations for the nine months ended September 30, 2017, primarily as a result of the increase in accrued expenses offset partially by the lower operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $41,212 as compared to $45,321 for the nine months ended September 30, 2017 primarily as a result of lower proceeds from loans from stockholders and officers.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2018:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2017, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

We plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: November 14, 2018	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer