Form 10-K
period 2018-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2019-04-01
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31261

AMANASU TECHNO HOLDINGS CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0351508
(State of incorporation)	(IRS Employer Identification Number)

224 Fifth Avenue, Suite D144 2nd Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 790-8799

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 30, 2018 (the last business day of our most recently completed second fiscal quarter) was $63,526, using the closing price on June 30, 2018. As of March 30, 2019, the registrant had 46,956,300 shares of common stock, par value $0.01 per share, outstanding.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

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

The Company continues to investigate and develop technologies, which the Company believes have great market potential. The first technology is an automated personal waste collection and cleaning machine Haruka (formerly "Heartlet"), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the company believes makes the technology, extremely competitive even in the current global economic crisis. The company obtained sales and manufacturing rights to the Haruka brand and is now seeking manufacturing partners.

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

PART I

ITEM 1. BUSINESS (continued)

Overview and History

The Company remains in the development stage and significant risks exist with respect to its business (see "Cautionary Statements" below). The Company received the exclusive worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company's largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the rights to the Company, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director and officer of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, raising funds, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

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

Employees

As of December 31, 2018, the Company has no full time employees.

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

Management

The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's Chairman and Chief Executive Officer. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of Mr. Atsushi Maki could have a material adverse impact on its continued operation.

Control Exercised By Management

The current officers and directors control approximately 86% of the shareholder votes, based on ownerships of March 30, 2019. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $566,719 and an accumulated deficit of $2,166,566 at December 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,625 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2019. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $328 each year. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.005 and $2.00 per share since that date.

The following table sets forth the high and low closing prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2018
Common stock price per share
High	$0.026	$0.010	$0.010	$0.120	$0.026
Low	$0.010	$0.010	$0.010	$0.005	$0.005
Fiscal Year 2017
Common stock price per share
High	$0.040	$0.060	$0.020	$0.016	$0.060
Low	$0.025	$0.015	$0.016	$0.010	$0.010

Information provided by the Nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2018, the Company has approximately 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Please note the consolidated financial statements for the fiscal year ending December 31, 2018 and 2017 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $566,719 as well as an accumulated deficit of $2,166,566. These factors, among other things discussed in Note 2 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $150,000, it may not be able to complete its plan of expanding operations as discussed above.

The company is expecting to gain the capital from issuing and selling the shares of the Company. The Company has been able to fund its existing operations from the proceeds of loans from a shareholder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selling, general and administrative expenses increased $3,548 (5.2%) for the year ended December 31, 2018 to $71,663 as compared to $68,115 for the year ended December 31, 2017 primarily as a result of higher travel expenses, partially offset by lower professional fees.

Interest expense increased $1,158 (9.2%) to $13,793 for the year ended December 31, 2018 as compared to $12,635 for the year ended December 31, 2017.

As a result of the above, the Company incurred a net loss of $85,456 for the year ended December 31, 2018 as compared to a net loss of $80,750 for the year ended December 31, 2017.

Liquidity and Capital Resources

Total assets as of December 31, 2018 were $1,544, compared to $5,014 as of December 31, 2017. Total current liabilities as of December 31, 2018 were $568,263 compared to $486,277 at December 31, 2017. The increase is primarily due to accrued interest and accrued expenses due to stockholders and officers of the Company.

The Company intends to raise additional funds in the near future through private placements of its common stock. The Company received $50,000 for stock sales in 2013. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2018 and 2017.  The proceeds from such private placements will be allocated for administrative salaries, office expenses and travel, product development and testing.

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

During the year ended December 31, 2018, the Company had a net decrease in cash of $3,470. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2018, the Company used $47,288 in cash for operations as compared to $58,115 in cash for the year ended December 31, 2017. This decrease in cash used in operations is primarily attributed to the increase in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2018 was $43,818 as compared to $58,111 for the year ended December 31, 2017. This decrease is primarily the result of the decrease in advances from stockholders and the decrease in amounts due to affiliate,.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amanasu Techno Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Amanasu Techno Holdings Corporation (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $566,719 and an accumulated deficit of $2,166,566 at December 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018
Hackensack, New Jersey
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amanasu Techno Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Amanasu Techno Holdings Corporation (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, NJ

April 9, 2018

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$1,544	$5,014

Total current assets	1,544	5,014

Total Assets	$1,544	$5,014

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$137,818	$99,650
Due to affiliate	55,785	33,122
Deposit on stock purchase	61,030	61,030
Advances from stockholders and officers	313,630	292,475

Total current liabilities	568,263	486,277

Commitments and contingencies	-	-

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,166,566)	(2,081,110)

Total stockholders' deficit	(566,719)	(481,263)

Total Liabilities and Stockholders' Deficit	$1,544	$5,014

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling, general and administrative expenses	71,663	68,115

Operating loss	(71,663)	(68,115)

Other expense:
Interest expense – stockholders and officers	(13,793)	(12,635)

Loss before income taxes	(85,456)	(80,750)

Income taxes	-	-

Net loss	$(85,456)	$(80,750)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	46,956,300	$46,956	$1,552,891	$(2,000,360)	$(400,513)
Net loss	-	-	-	(80,750)	(80,750)

Balance, December 31, 2017	46,956,300	46,956	1,552,891	(2,081,110)	(481,263)
Net loss	-	-	-	(85,456)	(85,456)
Balance, December 31, 2018	46,956,300	$46,956	$1,552,891	$(2,166,566)	$(566,719)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,456)	$(80,750)

Changes in Assets and Liabilities:
Increase in accrued expenses – stockholders and officers	38,168	22,635
Net Cash Used in Operating Activities	(47,288)	(58,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	21,155	30,900
Increase in amounts due to affiliate	22,663	27,211
Net Cash Provided by Financing Activities	43,818	58,111

Net decrease in cash	(3,470)	(4)

Cash balance, beginning of year	5,014	5,018
Cash balance, end of year	$1,544	$5,014

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

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

Business

The Company continues to investigate and develop technologies, which the Company believes have great market potential.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $566,719 and an accumulated deficit of $2,166,566 at December 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Development Stage Company:

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018 and 2017

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

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018 and 2017

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. The balances due as of December 31, 2018 and 2017 were $313,630 and $292,475, respectively. All advances bear interest at 4.45%. During the years ended December 31, 2018 and 2017, the Company borrowed $$21,955 and $30,900, respectively, from a stockholder.

Interest expense associated with these loans were $13,793 and $12,635 for the years ended December 31, 2018 and 2017, respectively. Accrued interest on these loans were $77,913 and $64,120 at December 31, 2018 and 2017, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2018 and 2017 amounts due to the stockholder were $40,000 and $30,000, respectively.

The Company also leases it office space from a stockholder of the Company. At December 31, 2018 and 2017, amounts due to the stockholder were $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets (see Note 6).

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018 and 2017

5. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to carry forward and apply against future profits for a period of twenty years. The available NOL's totaled approximately $1.3 million at December 31, 2018. The NOL can be carried forward to offset taxable income, if any, in future years which expire in the years 2020 through 2038.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 31, 2018, we did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of $160,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance for the year ended December 31, 2018. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

The tax return for the years 2015, 2016 and 2017 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax expense at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

	2018	2017
Income tax expense at statutory rate	21%	34%
Change in valuation allowance	(21%)	(34%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Net Operating Loss Carryforwards	$276,817	$258,548
Valuation Allowance	(276,817)	(258,548)
Deferred Tax Asset	$-	$-

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2018 and 2017

6. RENTALS UNDER OPERATING LEASE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,625 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2019. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $328 each year. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2018 based on the Company’s share of rent:

Year            Amount

2019            $11,813

7. DEPOSIT ON STOCK PURCHASE

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheet as of December 31, 2018 and 2017.  No shares have been issued for these deposits as of December 31, 2018.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 5, 2019, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of March 5, 2019. The address for each individual below is 445 Park Avenue Center 10th floor New York, NY 10022 the address of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625, including tax, under a lease agreement which expires October 1, 2019. The Company leases it office space from a shareholder of the Company. At December 31, 2018 and 2017, amounts due to the stockholder were $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets (see Note 6).

The Company president made advances to the Company totaling $110,000, all of which remains due to the President at December 31, 2018. During 2013 the Company President provided personal services for the subscriber and as a result the subscriber assigned the debt to the Company President.  The $99,900 is now payable to the Company President and is included in Advances from Stockholders and Officers. As of December 31, 2018 and 2017, respectively, $209,900 was due to the Company President.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. During the year ended December 31, 2018, the Company borrowed $21,155 from a stockholder. At December 31, 2018 and 2017, $103,730 and $82,575, respectively, was due to the stockholder.

As of December 31, 2018 and 2017, Advances from Stockholders and Officers amounts to $313,630 and $292,475, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2018 and 2017 amounts due to the stockholder were $40,000 and $30,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, P.A. ("Paritz"), the independent registered public accounting firm of Amanasu Techno Holdings Corporation, (the "Company"), announced effective October 9, 2018, that Paritz was acquired by a new auditing firm, Prager Metis CPA’s LLC (“Prager”), and that all of the employees and partners of Paritz were joining Prager.

 As a result, effective October 9, 2018, Paritz resigned as the Company's independent registered public accounting firm. The Company's Board of Directors engaged Prager to serve as the Company's independent registered public accounting firm effective October 9, 2018.

The following table presents the aggregate fees for professional audit services and other services rendered by Paritz, our independent registered public accountants for the year ended December 31, 2017 and the first two quarter of 2018. Prager reviewed our third quarter financials and will perform the audit for the year ended December 31, 2018. Fees for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017

Audit Fees	$20,000	$21,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	20,000	21,500
Tax Fees	-	-
All Other Fees	-	-

Total	$20,000	$21.500

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Prager in 2018 and 2017.

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

10(ii)	Agreement between Family Corporation and the Company dated March 10, 2000. (Incorporated by reference to the Company's Form 10-SB/A filed on June 21, 2002).

Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB filed on March 31, 2003)

Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB/A filed on July 21, 2003)

Exhibit 31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

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

April 1, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

April 1, 2019