Form 10-Q
period 2019-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2019-05-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

As of May 1, 2019, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$410	$1,544
Operating lease right-of-use assets - current	6,859	-

Total current assets	7,269	1,544

Total Assets	$7,269	$1,544

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$129,580	$137,818
Accrued expenses – other	4,000	-
Operating lease liabilities - current	6,859	-
Due to affiliate	68,796	55,785
Advances from stockholders and officers	327,530	313,630
Deposit on stock purchase	61,030	61,030
Total current liabilities	597,795	568,263

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,190,373)	(2,166,566)
Total stockholders' deficit	(590,526)	(566,719)
Total Liabilities and Stockholders' Deficit	$7,269	$1,544

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLOIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and administrative expenses	20,241	16,747
Total expenses	20,241	16,747

Operating loss	(20,241)	(16,747)

Other Expense:
Interest Expense - Stockholders	(3,566)	(3,264)

Loss before income tax	(23,807)	(20,011)
Income taxes	-	-

Net loss	$(23,807)	$(20,011)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2019	46,956,300	$46,956	$1,552,891	$(2,166,566)	$(566,719)
Net Loss	—	—	—	(23,807)	(23,807)
Balance at March 31, 2019	46,956,300	$46,956	$1,552,891	$(2,190,373)	$(590,526)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2018	46,956,300	$46,956	$1,552,891	$(2,081,110)	$(481,263)
Net Loss	—	—	—	(20,011)	(20,011)
Balance at March 31, 2018	46,956,300	$46,956	$1,552,891	$(2,101,121)	$(501,274)

The accompanying notes are an integral part of these condensed financial statements.

 AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATIONS
Net loss	$(23,807)	$(20,011)
Amortization of Right of use assets	3,494	-
Changes in assets and liabilities:
Decrease in accrued expenses – stockholders and officers	(8,238)	5,764
Increase in accrued expenses – other	4,000	-
Operating lease liabilities	(3,494)	-

Total Cash Used in Operating Activities	(28,045)	(14,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	13,011	7,246
Proceeds from loans from stockholders and officers	13,900	7,000
Total Cash Provided by Financing Activities	26,911	14,246

Net Change In Cash	(1,134)	(1)

Cash balance, beginning of period	1,544	5,014

Cash balance, end of period	$410	$5,013

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2019, the results of operations and cash flows for the three months ended March 31, 2019 and 2018.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $590,526 and an accumulated deficit of $2,190,373 at March 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Anentity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized additional an operating lease liability of approximately $10,353 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

During the three months ended March 31, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2019, the Company borrowed $13,900 from a stockholder. The balances due as of March 31, 2019 and December 31, 2018 were $327,530 and $313,630, respectively. Interest expense associated with these loans were $3,566 and $3,264 for the three months ended March 31, 2019 and 2018, respectively. Accrued interest on these loans were $81,479 and $77,913 at March 31, 2019 and December 31, 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2019 and December 31, 2018 amounts due to the stockholder were $42,500 and $40,000, respectively.

The Company also leases it office space from a stockholder of the Company. At March 31, 2019 and December 31, 2018, amounts due to the stockholder was $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s for every period because it is more likely than not that all of the deferred tax asset will not be realized.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company did not have any foreign subsidiaries, and, as such, the international aspects of the Tax Act are not applicable.

The Company had NOL carryforwards of approximately $1.32 million at March 31, 2019. Approximately $1.2 million will expire in the years 2020 through 2037, and $0.12 million can be carried forward indefinitely.

6. OPERATING LEASE LIABILITY

The Company leases office space from its officer in one location from October 2017 to September 2019 with a monthly payment of approximately $1,250.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% as of January 1, 2019 for operating leases that commenced prior to that date.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2019:

Remainder 2019	$7,500
Total undiscounted future minimum lease payments	7,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	641
Total operating lease liabilities – current portion	$6,859

Total rent expense under operating leases for the three months ended March 31, 2019 and 2018 was $3,750 and $3,750, respectively.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2019 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “Annual Report”).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $590,526 and an accumulated deficit of $2,190,373 at March 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Plan of Operations

The Company's present plans, the realization of which cannot be assured, to overcome its difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

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

Plan of Operations, continued

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

Results of Operations

There were no revenues for the three months ended March 31, 2019 and 2018.

General and administrative expenses increased $3,494 to $20,241 for the three months ended March 31, 2019 as compared to $16,747 for the three months ended March 31, 2018. This decrease is mostly attributed mostly to the increase in professional fees offset partially lower travel,.

As a result of the above, the Company incurred a loss from operations of $20,241 for the three months ended March 31, 2019 as compared to a loss from operations of $16,747 for the three months ended March 31, 2018.

For the three months ended March 31, 2019, interest expense increased $302 to $3,566 as compared to $3,264 for the three months ended March 31, 2018, as a result of the additional advances from stockholders.

As a result of the above, the Company incurred a net loss of $23,807 for the three months ended March 31, 2019 as compared to $20,011 for the three months ended March 31, 2018.

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

Our working capital deficit increased $23,807 to $590,526 at March 31, 2019 as compared to $566,719 at December 31, 2018 primarily due to an increase in advances from stockholders and officers, accrued expenses and due to affiliates.

On March 31, 2019, the Company had a cash balance of $410. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2019, the Company used $28,045 in cash for operations as compared to using $14,247 in cash for operations for the three months ended March 31, 2018, primarily as a result of the decrease in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2019 was $26,911 as compared to $14,246 for the three months ended March 31, 2018 primarily as a result of higher proceeds from loans from stockholders and officers as well as an increase in the amount due to affiliate.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2018 consolidated financial statements included in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2019.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2019, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: May 15, 2019	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer