Form 10-Q
period 2019-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2019-08-14
CIK 1168663

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORRPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-031508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Fifth Avenue, Suite D144 New York, NY 10022
(Address of principal executive offices)

(604) 790-8799
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 5, 2019, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$241	$1,544
Operating lease right-of-use assets - current	3,408	-

Total current assets	3,649	1,544

Total Assets	$3,649	$1,544

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$135,848	$137,818
Accrued expenses – other	3,500	-
Operating lease liabilities - current	3,408	-
Due to affiliate	69,601	55,785
Advances from stockholders and officers	339,380	313,630
Deposit on stock purchase	61,030	61,030
Total current liabilities	612,767	568,263

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,208,965)	(2,166,566)
Total stockholders' deficit	(609,118)	(566,719)

Total Liabilities and Stockholders' Deficit	$3,649	$1,544

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	14,824	20,362	35,065	37,109

Total operating expenses	14,824	20,362	35,065	37,109

Operating loss	(14,824)	(20,362)	(35,065)	(37,109)

Other Expense:
Interest Expense	(3,768)	(3,443)	(7,334)	(6,707)

Loss before income tax	(18,592)	(23,805)	(42,399)	(43,816)
Income taxes	-	-	-	-
Net loss	$(18,592)	$(23,805)	$(42,399)	(43,816)

Loss per share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at April 1, 2019	46,956,300	$46,956	$1,552,891	$(2,190,373)	$(590,526)
Net Loss	—	—	—	(18,592)	(18,592)
Balance at June 30, 2019	46,956,300	$46,956	$1,552,891	$(2,208,965)	$(609,118)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at April 1, 2018	46,956,300	$46,956	$1,552,891	$(2,101,121)	$(501,274)
Net Loss	—	—	—	(23,805)	(23,805)
Balance at June 30, 2018	46,956,300	$46,956	$1,552,891	$(2,124,926)	$(525,079)

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2019	46,956,300	$46,956	$1,552,891	$(2,166,566)	$(566,719)
Net Loss	—	—	—	(42,399)	(42,399)
Balance at June 30, 2019	46,956,300	$46,956	$1,552,891	$(2,208,965)	$(609,118)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2018	46,956,300	$46,956	$1,552,891	$(2,081,110)	$(481,263)
Net Loss	—	—	—	(43,816)	(43,816)
Balance at June 30, 2018	46,956,300	$46,956	$1,552,891	$(2,124,926)	$(525,079)

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATIONS
Net loss	$(42,399)	$(43,816)
Amortization of right of use assets	6,945	-
Changes in assets and liabilities:
Accrued expenses – stockholders and officers	(1,970)	11,708
Operating lease liabilities	(6,945)	-
Accrued expenses – other	3,500	1,000
Total Cash Used in Operating Activities	(40,869)	(31,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	13,816	14,357
Proceeds from loans from stockholders and officers	25,750	16,740
Total Cash Provided by Financing Activities	39,566	31,097

Net Change In Cash	(1,303)	(11)

Cash balance, beginning of period	1,544	5,014

Cash balance, end of period	$241	$5,003

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $609,118 and an accumulated deficit of $2,208,965 at June 30, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized additional an operating lease liability of approximately $10,353 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases (see Note 6).

During the six months ended June 30, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2019, the Company borrowed $25,750 from a stockholder. The balances due as of June 30, 2019 and December 31, 2018 were $339,380 and $313,630, respectively. Interest expense associated with these loans were $3,768 and $7,334 for the three and six months ended June 30, 2019, respectively, as compared to $3,443 and $6,707 for the three and six months ended June 30, 2018, respectively. Accrued interest on these loans were $85,247 and $77,913 at June 30, 2019 and December 31, 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2019 and December 31, 2018 amounts due to the stockholder were $45,000 and $40,000, respectively.

The Company also leases it office space from a stockholder of the Company. At June 30, 2019 and December 31, 2018, amounts due to the stockholder was $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

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

The Company had NOL carryforwards of approximately $1.36 million at June 30, 2019. Approximately $1.23 million will expire in the years 2020 through 2037, and $0.13 million can be carried forward indefinitely.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2019:

Remainder 2019	$3,750
Total undiscounted future minimum lease payments	3,750
Less: Difference between undiscounted lease payments and discounted lease liabilities	342
Total operating lease liabilities – current portion	$3,408

Total rent expense under operating leases for the three and six months ended June 30, 2019 was $3,750 and $7,500, respectively, as compared to $3,750 and $7,500 for the three and six months ended June 30, 2018.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2019 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $609,118 and an accumulated deficit of $2,208,965 at June 30, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

There were no revenues for the three and six months ended June 30, 2019 and 2018.

General and administrative expenses decreased $5,538 and $2,044 to $14,824 and $35,065 for the three and six months ended June 30, 2019, respectively, as compared to $20,362 and $37,109 for the three and six months ended June 30, 2018. This decrease is mostly attributed mostly to the decrease in professional fees and automobile expenses.

As a result of the above, the Company incurred a loss from operations of $14,824 and $35,065 for the three and six months ended June 30, 2019, respectively, as compared to a loss from operations of $20,362 and $37,109 for the three and six months ended June 30, 2018, respectively.

For the three and six months ended June 30, 2019, interest expense increased $325 and $627 to $3,768 and $7,334, respectively, as compared to $3,443 and $6,707 for the three and six months ended June 30, 2018, respectively, as a result of the additional advances from stockholders.

As a result of the above, the Company incurred net losses of $18,592 and $42,399 for the three and six months ended June 30, 2019, respectively, as compared to $23,805 and $43,816 for the three and six months ended June 30, 2018, respectively.

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

Our working capital deficit increased $42,399 to $609,118 at June 30, 2019 as compared to $566,719 at December 31, 2018 primarily due to an increase in advances from stockholders and officers, accrued expenses and due to affiliates.

On June 30, 2019, the Company had a cash balance of $241. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2019, the Company used $40,869 in cash for operations as compared to using $31,108 in cash for operations for the six months ended June 30, 2018, primarily as a result of the decrease in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2019 was $39,566 as compared to $31,097 for the six months ended June 30, 2018 primarily as a result of higher proceeds from loans from stockholders and officers.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2019.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2019, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: August 14, 2019	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer