Form 10-K/A
period 2018-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2019-10-04
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Amanasu Techno Holdings Corporation (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Form 10-K”). This Amendment No. 1 amends the Original Form 10-K to modify its certifications.

Except as described above, no other changes have been made to the Original Form 10-K and continue to speak as of their respective dates. Other forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward-looking statements should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the Original Form 10-K, including Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications, required by Rule 13a-14(a) under the Exchange Act, by its chief executive officer and principal financial officer.

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

October 4, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

October 4, 2019