Form 10-K
period 2019-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2020-03-30
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31261

AMANASU TECHNO HOLDINGS CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0351508
(State of incorporation)	(IRS Employer Identification Number)

244 Fifth Avenue, 2nd Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock (par value $0.001 per share) held by non-affiliates on June 30, 2019 (the last business day of our most recently completed second fiscal quarter) was $63,526, using the closing price on June 30, 2019.

As of March 10, 2020, the registrant had 46,956,300 shares of common stock, par value $0.001 per share, outstanding.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2019

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

With uncertainty in the amount of time taken to obtain approval from the FDA for various technologies by Seems Inc., the Company decided to begin a new project in the Food/Beverage industry, specifically Franchise management under the new leadership of Yukinori Yoshino, who was appointed President of the Company as of October 16th, 2007; however, due to personal reasons unrelated to the Company, Mr. Yoshino stepped down as President as of May 11, 2009, with the Chairman Mr. Atsushi Maki assuming the position of Principal Executive Officer.

Employees

As of December 31, 2019, the Company has no full time employees.

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

Need For Additional Capital

The Company will require additional capital to meet its ongoing operating requirements. Once the Haruka technology has been established in eastern Asia, the company plans to market the product in North America which will require FDA, and Health Canada approval. Even though the initial market approval is not capital intensive, additional pre-market approvals are. The Company intends to raise the capital through a woprivate or public financing of debt or equity. Presently, the Company has no commitment for any such funding, however, is negotiating with potential partners to acquire funding. The Company cannot predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse effect on the Company and its ability to develop and commercial sell the products.

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

Management

The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's Chairman and Principal Executive Officer. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of Mr. Atsushi Maki could have a material adverse impact on its continued operation.

Control Exercised By Management

The current officers and directors control approximately 86% of the shareholder votes, based on ownerships of March 24, 2020. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

There is a risk associated with COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products and supplies used in operations, and the unavailability of capital.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $662,360 and an accumulated deficit of $2,248,142 at December 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expired October 1, 2019. The Company entered into a new lease with the Secretary of the Company at a monthly rate of $2,500, which expires October 1, 2021. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $392 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2019
Common stock price per share
High	$0.012	$0.020	$0.015	$0.020	$0.020
Low	$0.005	$0.001	$0.005	$0.005	$0.001
Fiscal Year 2018
Common stock price per share
High	$0.026	$0.010	$0.010	$0.120	$0.026
Low	$0.010	$0.010	$0.010	$0.005	$0.005

Information provided by the Nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2019, the Company has approximately 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 7. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except, as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Please note the consolidated financial statements for the fiscal years ending December 31, 2019 and 2018 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $662,360 as well as an accumulated deficit of $2,248,142. These factors, among other things discussed in Note 2 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

General and administrative expenses decreased $5,370 (7.5%) for the year ended December 31, 2019 to $66,293 as compared to $71,663 for the year ended December 31, 2018 primarily as a result of lower travel and automobile expenses as well as lower professional fees.

Interest expense increased $1,490 (10.8%) to $15,283 for the year ended December 31, 2019 as compared to $13,793 for the year ended December 31, 2018.

As a result of the above, the Company incurred a net loss of $81,576 for the year ended December 31, 2019 as compared to a net loss of $85,456 for the year ended December 31, 2018.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Total assets as of December 31, 2019 were $33,299, compared to $1,544 as of December 31, 2018. Total liabilities as of December 31, 2019 were $681,594 compared to $568,263 at December 31, 2018. The increase is primarily due to operating lease liabilities, advances from stockholders and officers, accrued interest and accrued expenses due to stockholders and officers of the Company.

The Company intends to raise additional funds in the near future through private placements of its common stock. The Company received $50,000 for stock sales in 2013. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2019 and 2018.  The proceeds from such private placements were allocated for administrative salaries, office expenses and travel, product development and testing.

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

During the year ended December 31, 2019, the Company had a net increase in cash of $6,671. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2019, the Company used $62,571 in cash for operations as compared to $47,288 in cash for the year ended December 31, 2018. This increase in cash used in operations is primarily attributed to the change in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2019 was $69,242 as compared to $43,818 for the year ended December 31, 2018. This increase is primarily the result of the increase in advances from stockholders.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $662,360, and accumulated deficit of $2,248,142 at December 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s, LLC
We have served as the Company’s auditors since 2018
Hackensack, New Jersey
March 30, 2020

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$8,215	$1,544

Total current assets	8,215	1,544

Operating lease right-of-use assets	25,084	-

Total Assets	$33,299	$1,544

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$156,823	$137,818
Operating lease liabilities - current	14,065	-
Due to affiliate	67,822	55,785
Deposit on stock purchase	61,030	61,030
Advances from stockholders and officers	370,835	313,630

Total current liabilities	670,575	568,263

Operating lease liabilities	11,019	-

Total Liabilities	681,594	568,263

Commitments and contingencies

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,248,142)	(2,166,566)

Total stockholders' deficit	(648,295)	(566,719)

Total Liabilities and Stockholders' Deficit	$33,299	$1,544

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	66,293	71,663

Operating loss	(66,293)	(71,663)

Other expense:
Interest expense – stockholders and officers	(15,283)	(13,793)

Loss before income taxes	(81,576)	(85,456)

Income taxes	-	-

Net loss	$(81,576)	$(85,456)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	46,956,300	$46,956	$1,552,891	$(2,081,110)	$(481,263)
Net loss	-	-	-	(85,456)	(85,456)

Balance, December 31, 2018	46,956,300	46,956	1,552,891	(2,166,566)	(566,719)
Net loss	-	-	-	(81,576)	(81,576)
Balance, December 31, 2019	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,576)	$(85,456)

Changes in Assets and Liabilities:
Increase in accrued expenses – stockholders and officers	19,005	38,168
Net Cash Used in Operating Activities	(62,571)	(47,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	57,205	21,155
Increase in amounts due to affiliate	12,037	22,663
Net Cash Provided by Financing Activities	69,242	43,818

Net increase (decrease) in cash	6,671	(3,470)

Cash balance, beginning of year	1,544	5,014
Cash balance, end of year	$8,215	$1,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $662,360 and an accumulated deficit of $2,248,142 at December 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2019 and 2018

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

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard was not provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard has a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized an operating lease liability of $38,845 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases (see Note 6).

The Company does not expect any other recently issued pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. All advances bear interest at 4.45% and due on demand. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the years ended December 31, 2019 and 2018, the Company borrowed $57,205 and $21,155, respectively, from a stockholder.

The balances due as of December 31, 2019 and 2018 were $370,835 and $313,630, respectively.

Interest expense associated with these loans were $15,283 and $13,793 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on these loans were $93,196 and $77,913 at December 31, 2019 and 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2019 and 2018 amounts due to the stockholder were $50,000 and $40,000, respectively.

The Company also leases it office space from a stockholder of the Company. At December 31, 2019 and 2018, amounts due to the stockholder were $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompanying balance sheets (see Note 6).

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company did not have any earnings from foreign subsidiaries, and, as such, the international aspects of the Tax Act are not applicable.

The Company had NOL carryforwards of approximately $1.4 million at December 31, 2019. Approximately $1.23 million will expire in the years 2020 through 2037, and $0.17 million can be carried forward indefinitely.

The tax return for the years 2016, 2017 and 2018 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2019	2018
Income tax expense at statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Net Operating Loss Carryforwards	$293,888	$276,817
Valuation Allowance	(293,888)	(276,817)
Deferred Tax Asset	$-	$-

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

6. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expired October 1, 2019. The Company entered into a new lease with the Secretary of the Company at a monthly rate of $2,500, which expires October 1, 2021. The Company shares the space with AEC, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $392 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-of-use assets and related operating leases liabilities. This asset was fully amortized as of September 30, 2019.

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

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the three months from October 1, 2019 to December 31, 2019, the Company amortized $3,408 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2019:

2020	$15,000
2021	11,250
Total undiscounted future minimum lease payments	26,250
Less: Difference between undiscounted lease payments and discounted lease liabilities	(1,163)
Total operating lease liabilities	25,084
Less current portion	(14,065)
Long-term lease liabilities	$11,019

Total rent expense under operating leases for the year ended December 31, 2019 was $15,948 as compared to $16,034 for the year ended December 31, 2018.

7. DEPOSIT ON STOCK PURCHASE

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheet as of December 31, 2019 and 2018.  No shares have been issued for these deposits as of December 31, 2019.

8. SUBSEQUENT EVENT

The Company evaluated all events subsequent to December 31, 2019 through the date of issuance of the financial statements and concluded the following subsequent event need to be disclosed.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products and supplies used in operations, and the unavailability of capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Principal Executive Officer and Principal Accounting Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2019.

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

Changes in internal controls over financial reporting

There have been no significant changes in the Company's internal controls or in other factors since the date of the Principal Executive Officer's and Principal Accounting Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Name	Age	Position

Atsushi Maki	66	Chairman, Principal Executive Officer, Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 5, 2020, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of March 5, 2020. The address for each individual below is 244 Fifth Avenue, 2nd floor New York, NY 10001 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	74.54%

Common Stock	Atsushi Maki(3)	40,373,700	86.	0%

Common Stock	Lina Lei(4)	40,373,700	86.	0%

Common Stock	Officers and Directors, as a group (3 persons)	40,373,700	86.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. All advances bear interest at 4.45%.

During the years ended December 31, 2019 and 2018, the Company borrowed $57,205 and $21,155, respectively, from a stockholder.

The balances due as of December 31, 2019 and 2018 were $370,835 and $313,630, respectively.

Interest expense associated with these loans were $15,283 and $13,793 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on these loans were $93,196 and $77,913 at December 31, 2019 and 2018, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2019 and 2018 amounts due to the stockholder were $50,000 and $40,000, respectively.

The Company also leases it office space from a stockholder of the Company. At December 31, 2019 and 2018, amounts due to the stockholder were $3,630. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompanying balance sheets (see Note 6).

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

The following table presents the aggregate fees for professional audit services and other services rendered by Paritz, our independent registered public accountants for the first two quarter of 2018. Prager reviewed our 2018 third quarter financials and performed the audit for the years ended December 31, 2018 and 2019. Fees for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018

Audit Fees	$19,000	$20,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	19,000	20,000
Tax Fees	-	-
All Other Fees	-	-

Total	$19,000	$20,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Prager in 2019 and 2018.

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
Chairman & Principal Executive Officer
Principal Accounting Officer

March 30, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

March 30, 2020