Form 10-Q
period 2020-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2020-05-15
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORRPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0351508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Fifth Avenue, 2nd Floor
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

As of May 8, 2020, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2020

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$83	$8,215

Total current assets	83	8,215

Operating lease right-of-use assets	21,634	25,084

Total Assets	$21,717	$33,299

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$155,523	$156,823
Operating lease liabilities – current	14,242	14,065
Accrued expenses – other	7,000	-
Due to affiliate	67,852	67,822
Advances from stockholders and officers	382,225	370,835
Deposit on stock purchase	61,030	61,030
Total current liabilities	687,872	670,575

Operating lease liabilities	7,392	11,019

Total Liabilities	695,264	681,594

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,273,394)	(2,248,142)
Total stockholders' deficit	(673,547)	(648,295)

Total Liabilities and Stockholders' Deficit	$21,717	$33,299

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLOIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenue	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

General and administrative expenses	21,025	20,241

Operating loss	(21,025)	(20,241)

Other expense:
Interest expense - stockholders	(4,227)	(3,566)

Loss before income tax	(25,252)	(23,087)
Income taxes	-	-

Net loss	$(25,252)	$(23,087)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 (Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2020	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)
Net loss	—	—	—	(25,252)	(25,252)
Balance at March 31, 2020	46,956,300	$46,956	$1,552,891	$(2,273,394)	$(673,547)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2019	46,956,300	$46,956	$1,552,891	$(2,166,566)	$(566,719)
Net loss	—	—	—	(23,807)	(23,807)
Balance at March 31, 2019	46,956,300	$46,956	$1,552,891	$(2,190,373)	$(590,526)

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATIONS
Net loss	$(25,252)	$(23,807)
Changes in assets and liabilities:
Accrued expenses – stockholders and officers	(1,300)	(8,238)
Accrued expenses – other	7,000	4,000
Total Cash Used in Operating Activities	(19,552)	(28,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to affiliate	30	13,011
Proceeds from loans from stockholders and officers	11,390	13,900
Total Cash Provided by Financing Activities	11,420	26,911

Net Change In Cash	(8,132)	(1,134)

Cash balance, beginning of period	8,215	1,544

Cash balance, end of period	$83	$410

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $687,789 and an accumulated deficit of $2,273,394 at March 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

 AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

During the three months ended March 31, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2020, the Company borrowed $11,390 from a stockholder. The balances due as of March 31, 2020 and December 31, 2019 were $382,225 and $370,835, respectively. Interest expense associated with these loans were $4,227 and $3,566 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest on these loans were $97,423 and $93,196 at March 31, 2020 and December 31, 2019, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2020 and December 31, 2019 amounts due to the stockholder were $52,500 and $50,000, respectively.

The Company also leases its office space from a stockholder of the Company. At March 31, 2020 and December 31, 2019, amounts due to the stockholder were $3,700. For the most part, lease payments are made by the Company’s affiliate. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets ( see Note 6).

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2020 and 2019 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.42 million at March 31, 2020. Approximately $1.23 million will expire in the years 2020 through 2037, and $0.19 million can be carried forward indefinitely.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
.
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

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-of-use assets and related operating lease liabilities. This asset was fully amortized as of September 30, 2019.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for operating leases that commenced prior to that date.

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the three months from January 1, 2020 through March 31, 2020, the Company amortized $3,450 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2020:

2020 – nine months	$11,250
2021	11,250
Total undiscounted future minimum lease payments	22,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	(866)
Total operating lease liabilities	21,634
Less current portion	(14,242)
Long-term lease liabilities	$7,392

Total rent expense under operating leases for the three months ended March 31, 2020 and 2019 was $3,750 and $3,750, respectively.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2020 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “Annual Report”).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $687,789 and an accumulated deficit of $2,273,394 at March 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Company Overview

The Company was incorporated in the State of Nevada on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, conducting preliminary marketing efforts and seeking financing. The Company's principal offices are at 224 Fifth Avenue, 2nd Floor, New York, NY 10022 Telephone: 604-790-8799. The Tokyo branch is located at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. Telephone: 03-5808-3663.

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

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

Results of Operations

There were no revenues for the three months ended March 31, 2020 and 2019.

General and administrative expenses increased $784 to $21,025 for the three months ended March 31, 2020 as compared to $20,241 for the three months ended March 31, 2019. This increase is mostly attributed mostly to the increase in travel expenses.

As a result of the above, the Company incurred a loss from operations of $21,025 for the three months ended March 31, 2020 as compared to a loss from operations of $20,241 for the three months ended March 31, 2019, respectively.

For the three months ended March 31, 2020, interest expense increased $661 to $4,227 as compared to $3,566 for the three months ended March 31, 2019 as a result of the increased interest associated with additional advances from stockholders.

As a result of the above, the Company incurred net losses of $25,252 for the three months ended March 31, 2020 as compared to $23,807 for the three months ended March 31, 2019.

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

Our working capital deficit increased $25,429 to $687,789 at March 31, 2020 as compared to $662,360 at December 31, 2019 primarily due to a decrease in cash and in increase in accrued expenses from stockholders and officers, accrued expenses-other.

On March 31, 2020, the Company had a cash balance of $83. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2020, the Company used $19,552 in cash for operations as compared to using $28,045 in cash for operations for the three months ended March 31, 2020, primarily as a result of the change in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2020 was $11,420 as compared to $26,911 for the three months ended March 31, 2019 primarily as a result the lower increase in amounts due to affiliate.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2019 consolidated financial statements included in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2020.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: May 15, 2020	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer