Form 10-Q
period 2020-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2020-11-13
CIK 1168663

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 12, 2020, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$291	$8,215
Due from affiliate	1,294	-
Total current assets	1,585	8,215

Operating lease right-of-use assets	14,602	25,084

Total Assets	$16,187	$33,299

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$226,336	$200,136
Operating lease liabilities – current	14,602	14,065
Due to affiliate	-	24,509
Loans from stockholders and officers	422,200	370,835
Deposit on stock purchase	61,030	61,030
Total current liabilities	724,168	670,575

Operating lease liabilities	-	11,019

Total Liabilities	724,168	681,594

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,307,828)	(2,248,142)
Total stockholders' deficit	(707,981)	(648,295)

Total Liabilities and Stockholders' Deficit	$16,187	$33,299

The accompanying notes are an integral part of these consolidated financial statements.

 AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	11,990	13,031	46,271	48,096

Operating loss	(11,990)	(13,031)	(46,271)	(48,096)

Other Expense:
Interest Expense - stockholders and officers	(4,730)	(3,890)	(13,415)	(11,224)

Net loss	$(16,720)	$(16,921)	$(59,686)	(59,320)

Loss per share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 (Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at July 1, 2020	46,956,300	$46,956	$1,552,891	$(2,291,108)	$(691,261)
Net Loss	—	—	—	(16,720)	(16,720)
Balance at September 30, 2020	46,956,300	$46,956	$1,552,891	$(2,307,828)	$(707,981)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at July 1, 2019	46,956,300	$46,956	$1,552,891	$(2,208,965)	$(609,118)
Net Loss	—	—	—	(16,921)	(16,921)
Balance at September 30, 2019	46,956,300	$46,956	$1,552,891	$(2,225,886)	$(626,039)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2020	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)
Net Loss	—	—	—	(59,686)	(59,686)
Balance at September 30, 2020	46,956,300	$46,956	$1,552,891	$(2,307,828)	$(707,981)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2019	46,956,300	$46,956	$1,552,891	$(2,166,566)	$(566,719)
Net Loss	—	—	—	(59,320)	(59,320)
Balance at September 30, 2019	46,956,300	$46,956	$1,552,891	$(2,225,886)	$(626,039)

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATIONS
Net loss	$(59,686)	$(59,320)
Changes in assets and liabilities:
Accrued expenses – stockholders and officers	26,200	5,919
Total Cash Used In Operating Activities	(33,486)	(53,401)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in amounts due to affiliate	(25,803)	18,560
Proceeds from loans from stockholders and officers	51,365	33,555
Total Cash Provided by Financing Activities	25,562	52,115

Net Change In Cash	(7,924)	(1,286)

Cash balance, beginning of period	8,215	1,544

Cash balance, end of period	$291	$258

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $722,583 and an accumulated deficit of $2,307,828 at September 30, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

New Accounting Pronouncements

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial information. These reclassifications had no effect on the previously reported net loss.

During the nine months ended September 30, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2020, the Company borrowed $51,365 from a stockholder. The balances due as of September 30, 2020 and December 31, 2019 were $422,200 and $370,835, respectively. Interest expense associated with these loans were $4,730 and $13,415 for the three and nine months ended September 30, 2020 as compared to $3,890 and $11,224 for the three and nine months ended September 30, 2019. Accrued interest balances on these loans were $106,610 and $93,196 at September 30, 2020 and December 31, 2019, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2020 and December 31, 2019 amounts due to the stockholder were $57,500 and $50,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At September 30, 2020 and December 31, 2019, amounts due to the stockholder were $58,756 and $46,943, respectively. The Company shares the space with Amanasu Environmental Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environmental Corporation is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Environmental Corporation. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the nine months ended September 30, 2020 and 2019 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.46 million at September 30, 2020. Approximately $1.23 million will expire in the years 2020 through 2037, and $0.23 million can be carried forward indefinitely.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the nine months from January 1, 2020 through September 30, 2020, the Company amortized $10,482 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2020:

2020 – three months	$3,750
2021	11,250
Total undiscounted future minimum lease payments	15,000
Less: Difference between undiscounted lease payments and discounted lease liabilities	(398)
Total operating lease liabilities	14,602
Less current portion	(14,602)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the three and nine months ended September 30, 2020 was $3,750 and $11,250, respectively, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2019, respectively.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2020 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $722,583 and an accumulated deficit of $2,307,828 at September 30, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The Company is in its development stage. It has not commenced its planned operations of manufacturing and marketing.  Its operations to date have been limited to conducting various tests on its technologies and seeking financing.

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

Plan of Operations (continued)

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2020 and 2019.

General and administrative expenses decreased $1,041 (8.0%) and $1,825 (3.8%) to $11,990 and $46,271 for the three and nine months ended September 30, 2020, respectively, as compared to $13,031 and $48,096 for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020, this decrease is mostly attributed mostly to the lower insurance costs and professional fees. For the nine months ended September 30, 2020, this decrease is attributed to lower professional fees and travel expenses.

As a result of the above, the Company incurred loss from operations of $11,990 and $46,271 for the three and nine months ended September 30, 2020, respectively, as compared to losses from operations of $13,031 and $48,096 for the three and nine months ended September 30, 2019, respectively.

For the three and nine months ended September 30, 2020, interest expense increased $840 and $2,191 to $4,730 and $13,415, respectively, as compared to $3,890 and $11,224 for the three and nine months ended September 30, 2019, respectively, as a result of the increased interest associated with additional advances from stockholders.

As a result of the above, the Company incurred net losses of $16,720 and $59,686 for the three and nine months ended September 30, 2020, respectively, as compared to $16,921 and $59,320 for the three and nine months ended September 30, 2019, respectively.

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

Our working capital deficit increased $60,223 to $722,583 at September 30, 2020 as compared to $662,360 at December 31, 2019 primarily due to a decrease in cash and in increase in advances from stockholders and officers and accrued expenses-related parties and other.

On September 30, 2020, the Company had a cash balance of $291. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2020, the Company used $33,486 in cash for operations as compared to using $53,401 in cash for operations for the nine months ended September 30, 2019, primarily as a result of the change in accrued expenses.

Cash provided by financing activities. Net cash provided by in financing activities for the nine months ended September 30, 2020 was $25,562 as compared to $52,115 for the nine months ended September 30, 2019 primarily as a result the decrease in amounts due to affiliates offset partially by an increase in proceeds from a stockholder.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2020.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2020 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: November 13, 2020	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer