Form 10-K
period 2020-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2021-03-30
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31261

AMANASU TECHNO HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	98-0351508
(State of Incorporation)	(IRS Employer Identification Number)

224 Fifth Avenue, 2nd Floor New York, NY 10022	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 790-8799

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common stock (par value $0.001 per share) held by non-affiliates on June 30, 2020 (the last business day of our most recently completed second fiscal quarter) was $127,052, using the closing price on June 30, 2020.

As of March 25, 2021, the registrant had 46,956,300 shares of common stock, par value $0.001 per share, outstanding.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●
our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

●
the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the
 COVID-19 pandemic and the implementation of tariffs;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes in our business and growth strategy;

●	changes or developments in laws, regulations or taxes in the electronics/aerospace industry;

●	actions taken or not taken by third-parties, including our vendors, customers and competitors;

●	the availability of additional capital; and

●	other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

ITEM 1. BUSINESS

Amanasu Techno Holdings Corporation ("Company") was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation. The Company is still in the development phase and has not conducted any operations or generated any revenue since its inception.

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

The marketplace for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. Further marketing research was carried out comparing current electric scooters on the market and Evader's scooters. The research concluded that further refinement in several areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The research also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company's product effectively competes in the Japanese market. The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company decided to discontinue business relations with Evader, and abandon the electric scooter project; however, the Company still holds the related patents.

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

Employees

As of December 31, 2020, the Company has no full-time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company

The Company was incorporated on February 22, 1999 and remains in the development stage. Presently, the Company is attempting to license the necessary patents/technologies in order obtain exclusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes) from NMG Inc. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

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

Conflicts of Interest

The officers of the Company are not full-time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

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

ITEM 1A. RISK FACTORS (continued)

Penny Stock Regulation

The Company's common stock may be deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks and may limit the market liquidity for such securities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $739,492 and an accumulated deficit of $2,328,320 at December 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from officers and shareholders to support the operations. There can be no assurances that the Company can secure additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2021. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $360 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "ANSU" where it has been traded since September 9, 2005. The Common Stock has traded between $0.035 and $2.00 per share since that date.

The following table sets forth the high and low closing prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2020
Common stock price per share
High	$0.030	$0.100	$0.020	$0.030	$0.100
Low	$0.008	$0.010	$0.003	$0.009	$0.003
Fiscal Year 2019
Common stock price per share
High	$0.012	$0.020	$0.015	$0.020	$0.020
Low	$0.005	$0.001	$0.005	$0.005	$0.001

Information provided by Yahoo Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2020, the Company has approximately 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities tobe issued upon exerciseof outstanding options,warrants and rights(a)	Weighted-averageexercise price ofoutstanding options, warrantsand rights(b)	Number of securitiesremaining availablefor future issuanceunder equitycompensation plans(excluding securitiesreflected in column (a))(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Rule 10B-18 Transactions

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

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

Please note the consolidated financial statements for the fiscal years ending December 31, 2020 and 2019 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $739,492 as well as an accumulated deficit of $2,328,320. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Company Overview

The Company was organized on December 1, 1997. Its operations to date have been limited to obtaining the licenses to various environmental and other technologies, conducting preliminary marketing efforts and seeking financing.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the years ended December 31, 2020 and 2019.

General and administrative expenses decreased $4,387 (6.6%) for the year ended December 31, 2020 to $61,906 as compared to $66,293 for the year ended December 31, 2019 primarily as a result of lower travel expenses and professional fess partially offset by higher supplies expense.

Interest expense-stockholders and officers increased $2,989 (19.6%) to $18,272 for the year ended December 31, 2020 as compared to $15,283 for the year ended December 31, 2019, due to additional loan from stockholders and officers during the year ended December 31, 2020.

As a result of the above, the Company incurred a net loss of $80,178 for the year ended December 31, 2020 as compared to a net loss of $81,576 for the year ended December 31, 2019.

Liquidity and Capital Resources

Total assets as of December 31, 2020 were $23,216, compared to $33,299 as of December 31, 2019. Total liabilities as of December 31, 2020 were $751,689 compared to $681,594 at December 31, 2019. The increase is primarily due an increase in advances from stockholders and officers and accrued expenses due to stockholders and officers of the Company.

The Company intends to raise additional funds in the near future through private placements of its common stock. The Company received $50,000 for stock sales in 2013. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2020 and 2019. The proceeds from such private placements were allocated for administrative salaries, office expenses and travel, product development and testing.

The Company's minimum cash requirements for the next twelve months are estimated to be $60,000. This amount is primarily for rent, interest and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans. There is no current commitment for either of these fund sources.

During the year ended December 31, 2020, the Company had a net decrease in cash of $7,356. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2020, the Company used $33,024 in cash for operations as compared to $46,821 in cash for the year ended December 31, 2019. This decrease in cash used in operations is primarily attributed to the increase in accrued expenses – stockholders and officers.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2020 was $25,668 as compared to $53,492 for the year ended December 31, 2019. This decrease is primarily the result of the decrease in amounts due to affiliates offset partially by an increase in loans from stockholders and officers.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective January 1, 2021, and we do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Amanasu Techno Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $739,492, and accumulated deficit of 2,328,320 at December 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for current period.

/s/ Prager Metis CPA’s, LLC

We have served as the Company’s auditors since 2018
Hackensack, New Jersey
March 29, 2021

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$859	$8,215
Due from affiliate	11,338	-

Total current assets	12,197	8,215

Operating lease right-of-use assets	11,019	25,084

Total Assets	$23,216	$33,299

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$244,790	$200,136
Accrued expenses - other	2,500	-
Operating lease liabilities - current	11,019	14,065
Due to affiliate	-	24,509
Deposit on stock purchase	61,030	61,030
Loans from stockholders and officers	432,350	370,835

Total current liabilities	751,689	670,575

Operating lease liabilities	-	11,019

Total Liabilities	751,689	681,594

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,328,320)	(2,248,142)

Total stockholders' deficit	(728,473)	(648,295)

Total Liabilities and Stockholders' Deficit	$23,216	$33,299

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	61,906	66,293

Operating loss	(61,906)	(66,293)

Other expense:
Interest expense – stockholders and officers	(18,272)	(15,283)

Loss before income taxes	(80,178)	(81,576)

Income taxes	-	-

Net loss	$(80,178)	$(81,576)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	46,956,300	$46,956	$1,552,891	$(2,166,566)	$(566,719)
Net loss	-	-	-	(81,756)	(81,576)

Balance, December 31, 2019	46,956,300	46,956	1,552,891	(2,248,142)	(648,295)
Net loss	-	-	-	(80,178)	(80,178)
Balance, December 31, 2020	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,178)	$(81,576)

Changes in Assets and Liabilities:
Increase in accrued expenses - other	2,500	-
Increase in accrued expenses – stockholders and officers	44,654	34,755
Net Cash Used in Operating Activities	(33,024)	(46,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	61,515	57,205
(Decrease) increase in amounts due to affiliate	(35,847)	(3,713)
Net Cash Provided by Financing Activities	25,668	53,492

Net increase (decrease) in cash	(7,356)	6,671

Cash balance, beginning of year	8,215	1,544
Cash balance, end of year	$859	$8,215

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

Business

The Company is in development stage and continues to investigate and develop technologies, which the Company believes have great market potential.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $739,492 and an accumulated deficit of $2,328,320 at December 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will have to rely on loans from stockholders and officers to support operations. There can be no assurances that the Company can secure additional financing.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Reclassification:

Certain last year’s amounts were reclassified to conform with the current year presentation.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

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

The estimated fair value of certain financial instruments, including cash, accrued expenses and loans from stockholder and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

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

New Accounting Pronouncements:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective January 1, 2021, and we do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. All loans bear interest at 4.45% and due on demand. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the years ended December 31, 2020 and 2019, the Company borrowed $61,515 and $57,205, respectively, from a stockholder.

The balances due as of December 31, 2020 and 2019 were $432,350 and $370,835, respectively.

Interest expense associated with these loans were $18,272 and $15,283 for the years ended December 31, 2020 and 2019, respectively. Accrued interest on these loans were $111,468 and $93,196 at December 31, 2020 and 2019, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting service. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31,2020 and 2019, amounts due to the stockholder were $60,000 and $50,000, respectively.

The Company leases it office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2021. At December 31, 2020 and 2019, amounts due to the stockholder were $71,422 and $46,943, including rent and other expenses, respectively. The Company shares the space with Amanasu Environmental Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environmental Corporation is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Environmental Corporation. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

5. INCOME TAXES

In accordance with the current tax law in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the years ended December 31, 2020 and 2019 as it had no taxable income.

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss ("NOL") carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company had NOL carryforwards of approximately $1.53 million at December 31, 2020. Approximately $1.28 million will expire in the years 2021 through 2037, and $0.25 million can be carried forward indefinitely.

The tax return for the years 2017, 2018 and 2019 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2020	2019
Income tax expense at statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Net Operating Loss Carryforwards	$321,913	$305,237
Valuation Allowance	(321,913)	(305,237)
Deferred Tax Asset	$-	$-

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

6. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company's board of directors and the stockholder of the Company, which expires October 1, 2021. The Company shares the space with AEC, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent or $1,250 each month.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for the calculation of operating lease liabilities.

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-of-use assets and related operating leases liabilities. This asset was fully amortized as of September 30, 2019.

On October 1, 2019, the Company commenced a new lease with the same stockholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the year ended December 31, 2020, the Company amortized $14,065 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2020:

2021	$11,250
Total undiscounted future minimum lease payments	11,250
Less: Difference between undiscounted lease payments and discounted lease liabilities	(231)
Total operating lease liabilities	11,019
Less current portion	(11,019)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the year ended December 31, 2020 was $15,930 as compared to $15,948 for the year ended December 31, 2019.

7. DEPOSIT ON STOCK PURCHASE

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2020 and 2019. No shares have been issued for these deposits as of December 31, 2019.

8. SUBSEQUENT EVENT

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2020 through the issuance of the accompanying financial statements and determined that no significant subsequent event need be recognized or disclosed.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company's internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Principal Executive Officer and Principal Accounting Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2020.

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

Name	Age	Position

Atsushi Maki	67	Chairman, Principal Executive Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The officers of the Company are not full-time employees. They do not currently receive compensation. The Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of February 9, 2021, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of February 9, 2020. The address for each individual below is 244 Fifth Avenue, 2nd floor New York, NY 10001 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,000,000	74.54%

Common Stock	Atsushi Maki(3)	40,403,700	86.0%

Common Stock	Lina Lei(4)	40,403,700	86.0%

Common Stock	Officers and Directors, as a group (3 persons)	40,403,700	86.0%

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

3.
(3) Includes 4,903,700 shares of common stock held individually by Mr. Maki, 35,000,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.

4.
(4) Includes 500,000 shares of common stock held individually by Ms. Lei, and 39,903,700 shares of common stock beneficially owned by Atsushi Maki, Ms. Lei's spouse. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company receives periodic lons from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. All loans bear interest at 4.45% and due on demand. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the years ended December 31, 2020 and 2019, the Company borrowed $61,515 and $57,205, respectively, from a stockholder.

The balances due as of December 31, 2019 and 2019 were $432,350 and $370,835, respectively.

Interest expense associated with these loans were $18,272 and $15,283 for the years ended December 31, 2020 and 2019, respectively. Accrued interest on these loans were $111,468 and $93,196 at December 31, 2020 and 2019, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting service. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2020 and 2019, amounts due to the stockholder were $60,000 and $50,000, respectively.

The Company leases it office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2021. At December 31, 2020 and 2019, amounts due to the stockholder were $71,422 and $46,943, including rent and other expenses, respectively. The Company shares the space with Amanasu Environmental Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environmental Corporation is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Environmental Corporation. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered Prager Metis, our independent registered public accountants for the years ended December 31, 2020 and 2019.

	2020	2019

Audit Fees	$19,000	$19,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	19,000	19,000
Tax Fees	-	-
All Other Fees	-	-

Total	$19,000	$19,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Prager Metis in 2020 and 2019.

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

March 29, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

March 29, 2021