Form 10-Q
period 2021-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2021-05-17
CIK 1168663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 12, 2021, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,409	$859
Due from affiliate	14,238	11,338
Total current assets	15,647	12,197
Operating lease right-of-use assets	7,392	11,019

Total Assets	$23,039	$23,216

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$250,215	$244,790
Accrued expenses - other	7,000	2,500
Operating lease liabilities – current	7,392	11,019
Loans from stockholders and officers	451,400	432,350
Deposit on stock purchase	61,030	61,030
Total current liabilities	777,037	751,689

Total Liabilities	777,037	751,689

Commitments and Contingencies

Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,353,845)	(2,328,320)
Total stockholders' deficit	(753,998)	(728,473)

Total Liabilities and Stockholders' Deficit	$23,039	$23,216

The accompanying notes are an integral part of these consolidated financial statements.

  AMANASU TECHNO HOLDINGS CORPORATION
CONSOLOIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenue	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

General and administrative expenses	20,628	21,025

Operating loss	(20,628)	(21,025)

Other expense:
Interest expense – stockholders and officers	(4,897)	(4,227)

Loss before income tax	(25,525)	(25,252)
Income taxes	-	-

Net loss	$(25,525)	$(25,252)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2021	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)
Net Loss	—	—	—	(25,525)	(25,525)
Balance at March 31, 2021	46,956,300	$46,956	$1,552,891	$(2,353,845)	$(753,998)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2020	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)
Net loss	—	—	—	(25,252)	(25,252)
Balance at March 31, 2020	46,956,300	$46,956	$1,552,891	$(2,273,394)	$(673,547)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATIONS
Net loss	$(25,525)	$(25,252)
Changes in assets and liabilities:
Accrued expenses – other	4,500	7,000
Accrued expenses – stockholders and officers	5,425	(1,300)
Total Cash Used In Operating Activities	(15,600)	(19,552)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in amounts due from affiliate	(2,900)	30
Proceeds from loans from stockholders and officers	19,050	11,390
Total Cash Provided by Financing Activities	16,150	11,420

Net Change In Cash	550	(8,132)

Cash balance, beginning of period	859	8,215

Cash balance, end of period	$1,409	$83

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $761,390 and an accumulated deficit of $2,353,845 at March 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three months ended March 31, 2021, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2021, the Company borrowed $19,050 from a stockholder. The balances due as of March 31, 2021 and December 31, 2020 were $451,400 and $432,350, respectively. Interest expense associated with these loans were $4,897 for the three and three months ended March 31, 2021 as compared to $4,227 for the three months ended March 31, 2020. Accrued interest balances on these loans were $116,365 and $111,468 at March 31, 2021 and December 31, 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2021 and December 31, 2020 amounts due to the stockholder were $62,500 and $60,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At March 31, 2021 and December 31, 2020, amounts due to the stockholder were $68,951 and $71.422, including rent and other expenses, respectively. The Company shares the space with Amanasu Environmental Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. AEC is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2021 and 2020 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.55 million at March 31, 2021. Approximately $1.28 million will expire in the years 2021 through 2037, and $0.27 million can be carried forward indefinitely.

6. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2021. The Company shares the space with AEC, a reporting company under the Securities Exchange Act of 1934. Our major stockholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent or $1,250 each month.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for the calculation of operating leases liabilities.

AMANASU TECHNO HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

6. OPERATING LEASE LIABILITY (continued)

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2021:

2021- six months	$7,500
Total undiscounted future minimum lease payments	7,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	(108)
Total operating lease liabilities	7,392
Less current portion	(7,392)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the three months ended March 31, 2021 was $3,750, as compared to $3,750 for the three months ended March 31, 2020.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2021 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by Amanasu Techno Holdings Corporation and its wholly owned subsidiaries, collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Annual Report”), relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $761,390 and an accumulated deficit of $2,353,845 at March 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As stated above, the Company cannot predict whether or not it will be successful in its capital raising efforts and, thus, be able to satisfy its cash requirements for the next 12 months. If the Company is unsuccessful in raising at least $150,000, it may not be able to complete its plan of expanding operations as discussed above. The company is expecting to gain the capital from issuing and selling the shares of the Company. The Company has been able to fund its existing operations from the proceeds of loans from a stockholder.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2020 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

Results of Operations

There were no revenues for the three months ended March 31, 2021 and 2020.

General and administrative expenses decreased $397 (1.9%) to $20,628 for the three months ended March 31, 2021, as compared to $21,025 for the three months ended March 31, 2020 as a result of lower travel and automobile expenses offset by higher professional fees and state registration expenses.

As a result of the above, the Company incurred a loss from operations of $20,628 for the three months ended March 31, 2021 as compared to a loss from operations of $21,025 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, interest expense increased $670 to $4,897 as compared to $4,227 for the three months ended March 31, 2020, as a result of the increased interest associated with additional loans from stockholders.

As a result of the above, the Company incurred a net loss of $25,525 for the three months ended March 31, 2021 as compared to $25,252 the three months ended March 31, 2020..

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

Our working capital deficit increased $21,898 to $761,390 at March 31, 2021 as compared to $739,492 at December 31, 2020 primarily due to an increase in loans from stockholders and officers and accrued expenses-related parties and other.

On March 31, 2021, the Company had a cash balance of $1,409. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. There was no significant change in cash uses in operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company used $15,600 in cash for operations as compared to using $19,552 in cash for operations for the three months ended March 31, 2020.

Cash provided by financing activities. Net cash provided by in financing activities for the three months ended March 31, 2021 was $16,150 as compared to $11,420 for the three months ended March 31, 2020 primarily as a result of the increase in proceeds from a stockholder.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2020 consolidated financial statements included in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2021.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: May 17, 2021	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer