Form 10-Q
period 2021-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2021-08-16
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORP
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

As of August 13, 2021, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,222	$859
Due from affiliate	24,924	11,338

Total current assets	26,146	12,197
Operating lease right-of-use assets	3,719	11,019

Total Assets	$29,865	$23,216

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$260,038	$244,790
Accrued expenses - other	-	2,500
Operating lease liabilities – current	3,719	11,019
Loans from stockholders and officers	474,800	432,350
Deposit on stock purchase	61,030	61,030
Total current liabilities	799,587	751,689

Total Liabilities	799,587	751,689
Commitments and Contingencies
Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,369,569)	(2,328,320)
Total stockholders' deficit	(769,722)	(728,473)

Total Liabilities and Stockholders' Deficit	$29,865	$23,216

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	10,518	13,256	31,146	34,281

Operating loss	(10,518)	(13,256)	(31,146)	(34,281)

Other Expense:
Interest Expense – stockholders and officers	(5,206)	(4,458)	(10,103)	(8,685)

Loss before income tax	(15,724)	(17,714)	(41,249)	(42,966)
Income taxes	-	-	-	-

Net loss	$(15,724)	$(17,714)	$(41,249)	(42,966)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at April 1, 2021	46,956,300	$46,956	$1,552,891	$(2,353,845)	$(753,998)
Net Loss	-	-	-	(15,724)	(15,724)
Balance at June 30, 2021	46,956,300	$46,956	$1,552,891	$(2,369,569)	$(769,722)

	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at April 1, 2020	46,956,300	$46,956	$1,552,891	$(2,273,394)	$(673,547)
Net Loss	-	-	-	(17,714)	(17,714)
Balance at June 30, 2020	46,956,300	$46,956	$1,552,891	$(2,291,108)	$(691,261)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2021	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)
Net Loss	-	-	-	(41,249)	(41,249)
Balance at June 30, 2021	46,956,300	$46,956	$1,552,891	$(2,369,569)	$(769,722)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2020	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)
Net Loss	-	-	-	(42,966)	(42,966)
Balance at June 30, 2020	46,956,300	$46,956	$1,552,891	$(2,291,108)	$(691,261)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATIONS
Net loss	$(41,249)	$(42,966)
Changes in assets and liabilities:
Accrued expenses – stockholders and officers	15,248	14,533
Accrued expenses – other	(2,500)	2,500
Total Cash used in Operating Activities	(28,501)	(25,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from affiliate	(13,586)	(23,712)
Proceeds from loans from stockholders and officers	42,450	41,590
Total Cash Provided By Financing Activities	28,864	17,878

Net Change In Cash	363	(8,055)

Cash balance, beginning of period	859	8,215

Cash balance, end of period	$1,222	$160

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the three and six months ended June 30, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $773,441 and an accumulated deficit of $2,369,569 at June 30, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the six months ended June 30, 2021, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2021, the Company borrowed $42,450 from a stockholder. The balances due as of June 30, 2021 and December 31, 2020 were $474,800 and $432,350, respectively. Interest expense associated with these loans were $5,206 and $10,103 for the three and six months ended June 30, 2021 as compared to $4,458 and $8,685 for the three and six months ended June 30, 2020. Accrued interest balances on these loans were $121,571 and $111,468 at June 30, 2021 and December 31, 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2021 and December 31, 2020 amounts due to the stockholder were $65,000 and $60,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021. At June 30, 2021 and December 31, 2020, amounts due to the stockholder were $70,569 and $71,422, including rent and other expenses, respectively. The Company shares the space with Amanasu Environmental Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environmental Corporation is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Environmental Corporation. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and six months ended June 30, 2021 and 2020 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.57 million at June 30, 2021. Approximately $1.28 million will expire in the years 2021 through 2037, and $0.29 million can be carried forward indefinitely.

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

June 30, 2021

(Unaudited)

6. OPERATING LEASE LIABILITY (continued)

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2021:

2021- six months	$3,750
Total undiscounted future minimum lease payments	3,750
Less: Difference between undiscounted lease payments and discounted lease liabilities	(31)
Total operating lease liabilities	3,719
Less current portion	(3,719)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the three and six months ended June 30, 2021 was $3,750 and $7,500, as compared to $3,750 and $7,500 for the three and six months ended June 30, 2020.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2021 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $773,441 and an accumulated deficit of $2,369,569 at June 30, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

There were no revenues for the three and six months ended June 30, 2021 and 2020.

General and administrative expenses decreased $2,738 (20.7%) and $3,135 (9.1%) to $10,518 and $31,146 for the three and six months ended June 30, 2021, as compared to $13,256 and $34,281 for the three and six months ended June 30, 2020 as a result of lower professional fees, and travel and automobile expenses offset partially by higher office expenses.

As a result of the above, the Company incurred losses from operations of $10,518 and $31,146 for the three and six months ended June 30, 2021 as compared to losses from operations of $13,256 and $34,281 for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021, interest expense increased $748 and $1,418 to $5,206 and $10,103 as compared to $4,458 and $8,685 for the three and six months ended June 30, 2020, as a result of the increased interest associated with additional loans from stockholders.

As a result of the above, the Company incurred a net losses of $15,724 and $41,249 for the three and six months ended June 30, 2021 as compared to $17,714 and $42,966 for the three and six months ended June 30, 2020..

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

Our working capital deficit increased $33,949 to $773,441 at June 30, 2021 as compared to $739,492 at December 31, 2020 primarily due to an increase in loans from stockholders and officers and accrued expenses-related parties offset partially by the increase in amounts due from affiliate.

On June 30, 2021, the Company had a cash balance of $1,222. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. There was no significant change in cash uses in operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the Company used $28,501in cash for operations as compared to using $25,933 in cash for operations for the six months ended June 30, 2020.

Cash provided by financing activities. Net cash provided by in financing activities for the six months ended June 30, 2021 was $28,864 as compared to $17,878 for the six months ended June 30, 2020 primarily as a result of the increase in proceeds from a stockholder offset partially by the increase in amounts due from affiliate.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2021.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: August 16, 2021	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

