Form 10-Q
period 2021-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2021-11-15
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31261

AMANASU TECHNO HOLDINGS CORRPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0035508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 11, 2021, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$281	$859
Due from affiliate	31,836	11,338

Total current assets	32,117	12,197
Operating lease right-of-use assets	-	11,019

Total Assets	$32,117	$23,216

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$272,433	$244,790
Accrued expenses - other	-	2,500
Operating lease liabilities – current	-	11,019
Loans from stockholders and officers	488,970	432,350
Deposit on stock purchase	61,030	61,030
Total current liabilities	822,433	751,689

Total Liabilities	822,433	751,689
Commitments and Contingencies
Stockholders' Deficit:
Common Stock: authorized 100,000,000 shares of $.001 par value; 46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,390,163)	(2,328,320)
Total stockholders' deficit	(790,316)	(728,473)

Total Liabilities and Stockholders' Deficit	$32,117	$23,216

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and administrative expenses	15,137	11,990	46,283	46,271

Operating loss	(15,137)	(11,990)	(46,283)	(46,271)

Other Expense:
Interest Expense – stockholders and officers	(5,457)	(4,730)	(15,560)	(13,415)

Loss before incomes taxes	(20,594)	(16,720)	(61,843)	(59,686)

Income taxes	-	-	-	-

Net loss	$(20,594)	$(16,720)	$(61,843)	(59,686)

Loss per share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these condensed financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at July 1, 2021	46,956,300	$46,956	$1,552,891	$(2,369,569)	$(769,722)
Net Loss	—	—	—	(20,594)	(20,594)
Balance at September 30, 2021	46,956,300	$46,956	$1,552,891	$(2,390,163)	$(790,316)

	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at July 1, 2020	46,956,300	$46,956	$1,552,891	$(2,291,108)	$(691,261)
Net Loss	—	—	—	(16,720)	(16,720)
Balance at September 30, 2020	46,956,300	$46,956	$1,552,891	$(2,307,828)	$(707,981)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2021	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)
Net Loss	—	—	—	(61,843)	(61,843)
Balance at September 30, 2021	46,956,300	$46,956	$1,552,891	$(2,390,163)	$(790,316)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2020	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)
Net Loss	—	—	—	(59,686)	(59,686)
Balance at September 30, 2020	46,956,300	$46,956	$1,552,891	$(2,307,828)	$(707,981)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATIONS
Net loss	$(61,843)	$(59,686)
Changes in assets and liabilities:
Accrued expenses – stockholders and officers	27,643	26,200
Accrued expenses – other	(2,500)	-
Total Cash Used In Operating Activities	(36,700)	(33,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from affiliate	(20,498)	(25,803)
Proceeds from loans from stockholders and officers	56,620	51,365
Total Cash Provided By Financing Activities	36,122	25,562

Net Change In Cash	(578)	(7,924)

Cash balance, beginning of period	859	8,215

Cash balance, end of period	$281	$291

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $790,316 and an accumulated deficit of $2,390,163 at September 30, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

September 30, 2021

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the nine months ended September 30, 2021, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2021, the Company borrowed $56,620 from a stockholder. The balances due as of September 30, 2021 and December 31, 2020 were $488,970 and $432,350, respectively. Interest expense associated with these loans were $5,457 and $15,560 for the three and nine months ended September 30, 2021 as compared to $4,730 and $13,415 for the three and nine months ended September 30, 2020. Accrued interest balances on these loans were $127,028 and $111,468 at September 30, 2021 and December 31, 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2021 and December 31, 2020 amounts due to the stockholder were $67,500 and $60,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021. At September 30, 2021 and December 31, 2020, amounts due to the stockholder were $74,506 and $71,422, including rent and other expenses, respectively. The Company shares the space with Amanasu Environmental Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environmental Corporation is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Environmental Corporation. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and nine months ended September 30, 2021 and 2020 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.59 million at September 30, 2021. Approximately $1.28 million will expire in the years 2021 through 2037, and $0.31 million can be carried forward indefinitely.

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

Total rent expense under operating leases for the three and nine months ended September 30, 2021 was $3,750 and $11,250, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2020.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2021 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $790,316 and an accumulated deficit of $2,390,163 at September 30, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2020 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations, and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

Results of Operations

There were no revenues for the three and nine months ended September 30, 2021 and 2020.

General and administrative expenses increased $3,147 (26.2%) and $12 (0.0%) to $15,137 and $46,283 for the three and nine months ended September 30, 2021, as compared to $11,990 and $46,271 for the three and nine months ended September 30, 2020. For the three months ended September 30, 2021, general and administrative increased primarily as a result of higher professional fees. For the nine months ended September 30, 2021, general and administrative expenses increased primarily as a result of higher professional fees but were mostly offset by lower travel and automobile expense.

As a result of the above, the Company incurred losses from operations of $15,137 and $46,283 for the three and nine months ended September 30, 2021, as compared to losses from operations of $11,990 and 46,271 for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, interest expense increased $727 and $2,145 to $5,457 and $15,560 as compared to $4,730 and $13,415 for the three and nine months ended September 30, 2020, as a result of the increased interest associated with additional loans from stockholders.

As a result of the above, the Company incurred a net losses of $20,594 and $61,843 for the three and nine months ended September 30, 2021 as compared to $16,720 and $59,686 for the three and nine months ended September 30, 2020.

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

Our working capital deficit increased $50,824 to $790,316 at September 30, 2021 as compared to $739,492 at December 31, 2020 primarily due to an increase in loans from stockholders and officers and accrued expenses-related parties offset partially by the increase in amounts due from affiliate.

On September 30, 2021, the Company had a cash balance of $281. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2021 was $36,700 as compared to $33,846 primarily as a result of the higher loss and and change in accred expenses-other offset partially by an increase in accrued expenses-stockholders and officers.

Cash provided by financing activities. Net cash provided by in financing activities for the nine months ended September 30, 2021 was $36,122 as compared to $25,562 for the nine months ended September 30, 2020 primarily as a result of the increase in proceeds from a stockholder offset partially by the increase in amounts due from affiliate.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2021.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Techno Holdings Corporation

Date: November 15, 2021	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

