Form 10-K
period 2021-12-31
AMANASU TECHNO HOLDINGS CORP
filed 2022-04-05
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Registrant’s telephone number, including area code: (604) 790-8799

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

The aggregate market value of the voting and non-voting common stock (par value $0.001 per share) held by non-affiliates on June 30, 2021 (the last business day of our most recently completed second fiscal quarter) was $31,763, using the closing price on June 30, 2021.

As of April 5, 2022, the registrant had 46,956,300 shares of common stock, par value $0.001 per share, outstanding.

AMANASU TECHNO HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

•	the deterioration of market conditions, including our dependence on customers’ capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the COVID-19 pandemic and the implementation of tariffs;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations or taxes in the electronics/aerospace industry;

•	actions taken or not taken by third parties, including our vendors, customers and competitors;

•	the availability of additional capital; and

•	other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

ITEM 1. BUSINESS

Amanasu Techno Holdings Corporation (“Company”) was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation. The Company is still in the development phase and has not conducted any operations or generated any revenue since its inception.

The Company continues to investigate and develop technologies, which the Company believes have great market potential. The first technology is an automated personal waste collection and cleaning machine Haruka (formerly “Heartlet”), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the Company believes makes the technology, extremely competitive even in the current global economic crisis. The Company obtained sales and manufacturing rights to the Haruka brand and is now seeking manufacturing partners.

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

Overview and History

The Company remains in the development stage and significant risks exist with respect to its business (see “Cautionary Statements” below). The Company received the exclusive worldwide rights to a high efficiency electrical motor and a high-powered magnet both of which are used in connection with an electrical motor scooter. The technologies were initially acquired under a license agreement with Amanasu Corporation, formerly Family Corporation. Amanasu Corporation, a Japanese company and the Company’s largest shareholder, acquired the rights to the technologies under a licensing agreement with the inventors. Amanasu Corporation subsequently transferred the rights to the Company, and the Company succeeded to the exclusive, worldwide rights. Atsushi Maki, a director and officer of the Company, is the sole shareholder of Amanasu Corporation. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, raising funds, constructing four proto-type motor scooters and various testing of the technologies and the motor scooter.

The marketplace for electric scooters has become intensely competitive, thus offering rapid battery recharge time and more economical sale prices are prerequisites to compete successfully. Further marketing research was carried out comparing current electric scooters on the market and Evader’s scooters. The research concluded that further refinement in several areas were required. First the retail price of the Evader scooters was too high to be competitive in the Japanese market. The research also found that a new company recently began importing electric scooters from China to Japan directly. The quality of their product is unclear; however, the retail price of the new company’s product effectively competes in the Japanese market. The refinements needed to make the Evader scooters competitive economically would take too much time, thus the Company decided to discontinue business relations with Evader, and abandon the electric scooter project; however, the Company still holds the related patents.

In place of the electric scooter, other projects including a cooperative effort with Seems Inc., formerly introduced as Pixen Inc., and their breakthrough “Bio-scent technology” are in development. Seems Inc. is a pioneer in the newly developed bio-scent technology industry. Bio-scent technology involves the application of “scent data transmission”, a digitized form of scents, in various industries such as biotechnology, medical care, environment, security, etc. in addition to common aroma therapy. Due to its revolutionary technologies, Seems has been able to become a multi-million dollar company in less than 6 years and is expected to become public. Its DAA (Defensive Aromatic Air) is its current flagship product.

In addition to being an air purifying system, Seems’ DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization, and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1,000 times more sensitive than even a dog’s sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems’ sensor is able to detect these scent profiles and display the digitized scent data.

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

Employees

As of December 31, 2021, the Company has no full-time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company

The Company was incorporated on December 1, 1997 and remains in the development stage. Presently, the Company is attempting to license the necessary patents/technologies in order obtain exclusive sales and manufacturing rights to the Haruka, automatic personal waste disposal system. The Company is also in negotiations for a licensing agreement for the Biomonitec Glaze (a food microbe testing apparatus that shortens testing times from days to minutes) from NMG Inc. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company’s ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

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

Ability to Develop Commercial Product

The majority of the Company’s partners reside in Japan, and with that, the Company must pass through different government regulatory departments. The Company’s upcoming Haruka product to the United States will require FDA Pre-market approval in order to maximize the Company’s ability to market. FDA approval is required due to the nature of the Haruka product, which are considered medical devices in the United States. Certain principal marketing statements may also require FDA approval; however, will not be used in the initial sale stages.

Rapid Technological Changes

The industry in which the Company intends to compete is subject to rapid technological changes. No assurances can be given that any technological advantages which may be enjoyed by the Company in respect of its technologies cannot or will not be overcome by technological advances by competitors rendering the Company’s technologies obsolete or non-competitive.

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

Management

The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company’s Chairman and Principal Executive Officer. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of Mr. Atsushi Maki could have a material adverse impact on its continued operation.

Control Exercised By Management

The current officers and directors control approximately 86% of the shareholder votes, based on ownerships of April 5, 2022. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Competition

Although management believes its product has significant competitive advantages to other products in the industry, the Company will be competing in industries where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company’s products.

Protection of Intellectual Property

The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See “Description of Business - Proprietary Rights”). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries. In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation which could result in the negative perception by investors, which could cause the price of the Company’s common stock to decline dramatically.

Indemnification of Officers and Directors for Securities Liabilities

The Company’s By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes (NRS). Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation. In so far as indemnification for liability arising from the Securities Act of 1933 (“Act”) may be permitted to Directors, Officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 1A. RISK FACTORS (continued)

Penny Stock Regulation

The Company’s common stock may be deemed a “penny stock” under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a “penny stock” generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser’s written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks and may limit the market liquidity for such securities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $822,508 and an accumulated deficit of $2,408,290 at December 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from officers and stockholders to support the operations. There can be no assurances that the Company can secure additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company’s board of directors who is also the stockholder of the Company , which expires October 1, 2023. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent. The office in New York is rented at the rate of $360 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol “ANSU” where it has been traded since September 9, 2005. The Common Stock has traded between $0.0002 and $2.00 per share since that date.

The following table sets forth the high and low closing prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2021
Common stock price per share
High	$0.0900	$0.0250	$0.0050	$0.0257	$0.0900
Low	$0.0050	$0.0050	$0.0002	$0.0002	$0.0002
Fiscal Year 2020
Common stock price per share
High	$0.030	$0.100	$0.020	$0.030	$0.100
Low	$0.008	$0.010	$0.003	$0.009	$0.003

Information provided by Yahoo Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

Holders

As of December 31, 2021, the Company has approximately 80 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Dividend Policy

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception’ and does not anticipate paying dividends in the future.

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

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 3. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Please note the consolidated financial statements for the fiscal years ending December 31, 2021 and 2020 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $822,508 as well as an accumulated deficit of $2,408,290. These factors, among other things discussed in Note 2 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The Company will continue to investigate and develop technologies, which the Company believes have great market potential. The first technology is an automated personal waste collection and cleaning machine Haruka (formerly “Heartlet”), developed by Nanomax Corporation in Japan. The Haruka is a machine used in retirement homes, hospitals, and even in private residences. The Haruka allows the patient maximum comfort. The Haruka lowers the burden on the caretaker with an automated cleaning system. This machine is the only machine in its class to have a 90% government rebate, which the Company believes makes the technology, extremely competitive even in the current global economic crisis. The Company obtained sales and manufacturing rights to the Haruka brand and is now seeking, manufacturing partners. The second technology is Thoughts Routine Mechanism (“RUNE”) developed by the Company. We plan to develop this operating software to be used on electronic devices, such as smart phones, PC’s and gaming machines. We have secured technology and human resources that extend this technology to other applications outside the gaming sector. The Company has developed an alliance with Valhalla Game Studios (“VGS”) to jointly conduct game development and application development on “fate diagnosis based statistical theory, and “fate diagnosis” game service on mobile phones, smart phones, and tablets. We believe the collaboration between the Company and VGS may contribute to the future growth of the Company. Currently, Mr. Maki offers a wide range of advice as a special advisor, and this business continues to be evaluated and developed. In addition, cartoons, movies and games play a large role and influence world views and we believe that this technology be a very effective tool in this area.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the years ended December 31, 2021 and 2020.

General and administrative expenses decreased $3,120 (5.0%) for the year ended December 31, 2021 to $58,786 as compared to $61,906 for the year ended December 31, 2020 primarily as a result of lower travel and supply expenses offset by higher professional fees.

Interest expense increased $2,912 (15.9%) to $21,184 for the year ended December 31, 2021 as compared to $18,272 for the year ended December 31, 2020.

As a result of the above, the Company incurred a net loss of $79,970 for the year ended December 31, 2021 as compared to a net loss of $80,178 for the year ended December 31, 2020.

Liquidity and Capital Resources

Total assets as of December 31, 2021 were $64,519, compared to $23,216 as of December 31, 2020. The increase is primarily due to an increase in amounts due from affiliate as well as an increase in operating lease right-of-use assets. Total liabilities as of December 31, 2021 were $872,962 compared to $751,689 at December 31, 2020, primarily as a result of an increase in loans from stockholders and officers, operating lease liabilities and accrued expenses due to stockholders and officers of the Company.

The Company intends to raise additional funds in the near future through private placements of its common stock. The Company received $50,000 for stock sales in 2013. During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2021 and 2020. The proceeds from such private placements were allocated for administrative salaries, office expenses and travel, product development and testing.

The Company’s minimum cash requirements for the next twelve months are estimated to be $60,250. This amount is primarily for rent, interest and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans. There is no current commitment for either of these fund sources.

During the year ended December 31, 2021, the Company had a net decrease in cash of $590. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2021, the Company used $39,762 in cash for operations as compared to $33,024 in cash for the year ended December 31, 2020. This increase in cash used in operations is primarily attributed to the increase in accrued expenses – stockholders and officers.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2021 was $39,172 as compared to $25,668 for the year ended December 31, 2020. This increase is primarily the result of the change in amounts due from affiliate offset partially by proceeds from loans from stockholders and officers.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements:

Recently Adopted Authoritative Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This was adopted on January 1, 2021 and did not have a significant impact on our financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Amanasu Techno Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Techno Holdings Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $822,508, and accumulated deficit of $2,408,290 at December 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

April 5, 2022

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$269	$859
Due from affiliate	39,166	11,338

Total current assets	39,435	12,197

Operating lease right-of-use assets	25,084	11,019

Total Assets	$64,519	$23,216

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$287,498	$244,790
Accrued expenses – other	-	2,500
Operating lease liabilities – current	14,065	11,019
Deposit on stock purchase	61,030	61,030
Loans from stockholders and officers	499,350	432,350

Total current liabilities	861,943	751,689

Operating lease liabilities	11,019	-

Total Liabilities	872,962	751,689

Commitments and contingencies

Stockholders’ Deficit:

Common Stock: authorized 100,000,000 shares of $0.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,408,290)	(2,328,320)

Total stockholders’ deficit	(808,443)	(728,473)

Total Liabilities and Stockholders’ Deficit	$64,519	$23,216

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	58,786	61,906

Operating loss	(58,786)	(61,906)

Other expense:
Interest expense – stockholders and officers	(21,184)	(18,272)

Loss before income taxes	(79,970)	(80,178)

Income taxes	-	-

Net loss	$(79,970)	$(80,178)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	46,956,300	$46,956	$1,552,891	$(2,248,142)	$(648,295)
Net loss	-	-	-	(80,178)	(80,178)
Balance, December 31, 2020	46,956,300	46,956	1,552,891	(2,328,320)	(728,473)
Net loss	-	-	-	(79,970)	(79,970)
Balance, December 31, 2021	46,956,300	$46,956	$1,552,891	$(2,408,290)	$(808,443)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,970)	$(80,178)

Changes in Assets and Liabilities:
(Decrease)increase in accrued expenses – other	(2,500)	2,500
Increase in accrued expenses – stockholders and officers	42,708	44,654
Net Cash Used in Operating Activities	(39,762)	(33,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	67,000	61,515
Due from affiliate	(27,828)	(35,847)
Net Cash Provided by Financing Activities	39,172	25,668

Net decrease in cash	(590)	(7,356)

Cash balance, beginning of year	859	8,215
Cash balance, end of year	$269	$859

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

1. ORGANIZATION AND BUSINESS

Organization of Company

Amanasu Techno Holdings Corporation (the “Company”) was incorporated in the State of Nevada on December 1, 1997 under the name of Avani Manufacturing (China) Inc. The Company changed its name to Genesis Water Technology on August 17, 1999, and to Supreme Group International, Inc. on December 24, 2000. On June 7, 2001, it changed its name to Amanasu Technologies Corporation. It changed its name again on December 21, 2007 to Amanasu Techno Holdings Corporation. The Company is a development stage company, and has not conducted any operations or generated any revenue since its inception.

On January 4, 2008, the Company invested $1,837 for a 100% interest in a newly formed subsidiary, Amanasu Techno Holdings Japan Corporation (Japan), which is located in Tokyo. This subsidiary is inactive since inception.

Business

The Company is in development stage and continues to investigate and develop technologies, which the Company believes have great market potential.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $822,508 and an accumulated deficit of $2,408,290 at December 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will have to rely on loans from stockholders and officers to support operations. There can be no assurances that the Company can secure additional financing.

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

December 31, 2021 and 2020

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

The estimated fair value of certain financial instruments, including cash, accrued expenses and loans from stockholders and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

Income Taxes:

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

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

New Accounting Pronouncements:

Recently Adopted Authoritative Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This was adopted on January 1, 2021 and did not have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

4. RELATED PARTY TRANSACTIONS AND BALANCES

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and stockholders and officers. All loans bear interest at 4.45% and due on demand. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the years ended December 31, 2021 and 2020, the Company borrowed $67,000 and $61,515, respectively, from a stockholder.

The balances due as of December 31, 2021 and 2020 were $499,350 and $432,350, respectively.

Interest expense associated with these loans were $21,184 and $18,272 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on these loans were $132,652 and $111,468 at December 31, 2021 and 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2021 and 2020, amounts due to the stockholder were $70,000 and $60,000, respectively.

The Company leases its office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2023.  At December 31, 2021 and 2020, amounts due to the stockholder were $81,096 and $71,422, respectively including rent and other expenses.  The Company shares the space with Amanasu Environmental Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. AEC is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from AEC as of December 31, 2021 and 2020 were $39,166 and $11,338, respectively.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

5. INCOME TAXES

In accordance with the current tax law in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the years ended December 31, 2021 and 2020 as it had no taxable income. Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss (“NOL”) carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company had NOL carryforwards of approximately $1.49 million at December 31, 2021. Approximately $1.23 million will expire in the years 2022 through 2037, and $0.26 million can be carried forward indefinitely.

The tax return for the years 2018, 2019 and 2020 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2021	2020
Income tax expense at statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Net Operating Loss Carryforwards	$312,726	$321,913
Valuation Allowance	(312,726)	(321,913)
Deferred Tax Assets	$-	$-

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

6. OPERATING LEASE LIABILITY

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company’s board of directors who is also the stockholder of the Company, which expires October 1, 2023. The Company shares the space with AEC, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $360 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

The Company’s lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company uses an incremental borrowing rate of 5% for operating leases.

On October 1, 2019, the Company commenced a lease with a stockholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2019. This asset was fully amortized as of September 30, 2021.

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the years ended December 31, 2021 and 2020, the Company amortized $14,427 and $14,065, respectively, of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2021:

2022	$15,000
2023	11,250
Total undiscounted future minimum lease payments	26,250
Less: Difference between undiscounted lease payments and discounted lease liabilities	(1,166)
Total operating lease liabilities	25,084
Less current portion	(14,065)
Long-term lease liabilities	$11,019

Total rent expense under operating leases for the year ended December 31, 2021 was $15,750 as compared to $15,930 for the year ended December 31, 2020.

7. DEPOSIT ON STOCK PURCHASE

During 2015, the Company received $61,030 for a deposit for the purchase of common stock, this amount is classified as a current liability in the accompanying balance sheets as of December 31, 2021 and 2020. No shares have been issued for these deposits as of December 31, 2021.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

9. SUBSEQUENT EVENT

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2021 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company’s internal control over financial reporting pursuant to Exchange Act rule 13a - 15 and based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our Principal Executive Officer and Principal Accounting Officer concluded that our internal controls and procedures over financial reporting were ineffective as of December 31, 2021.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Atsushi Maki	68	Chairman, Principal Executive Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2021 and 2020.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2021	-0-	-0-	-0-
	2020	-0-	-0-	-0-

The officer of the Company is not a full-time employee. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officer. Its officer intends to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. A future arrangement will be subject to the approval of the Company’s board of directors. Except for the arrangement with Ms. Lei, the Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long-term incentive plan awards for the periods during the above fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of April 5, 2022, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) officers and directors of the Company as a group. The following information is based upon 46,956,300 shares of common stock of the Company which are issued and outstanding as of April 5, 2022. The address for each individual below is 244 Fifth Avenue, 2nd floor New York, NY 10001 the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation(2) #902 Ark Towers, 1-3-40, Roppongi, Minatoku, Tokyo, Japan	35,200,000	74.96%

Common Stock	Atsushi Maki(3)	40,603,700	86.47%

Common Stock	Lina Lei(4)	40,603,700	86.47%

Common Stock	Officers and Directors, as a group (2 persons)	40,603,700	86.47%

1.

(1) “Beneficial ownership” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

2.	(2) Mr. Atsushi Maki, a director of the Company, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.

3.

(3) Includes 4,903,700 shares of common stock held individually by Mr. Maki, 35,200,000 shares of common stock held by Amanasu Corporation, and 500,000 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.

4.

(4) Includes 500,000 shares of common stock held individually by Ms. Lei, and 40,103,700 shares of common stock beneficially owned by Atsushi Maki, Ms. Lei’s spouse. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

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

During the years ended December 31, 2021 and 2020, the Company borrowed $67,000 and $61,515, respectively, from a stockholder.

The balances due as of December 31, 2021 and 2020 were $499,350 and $432,350, respectively.

Interest expense associated with these loans were $21,184 and $18,272 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on these loans were $132,652 and $111,468 at December 31, 2021 and 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2021 and 2020, amounts due to the stockholder were $70,000 and $60,000, respectively.

The Company leases its office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2023.  At December 31, 2021 and 2020, amounts due to the stockholder were $81,096 and $71,422, respectively including rent and other expenses.  The Company shares the space with Amanasu Environmental Corporation, a reporting company under the Securities Exchange Act of 1934. Amanasu Environmental Corporation is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Environmental Corporation. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Environmental Corporation as of December 31, 2021 and 2020 were $39,166 and $11,338, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered Prager Metis, our independent registered public accountants for the years ended December 31, 2021 and 2020.

	2021	2020

Audit Fees	$19,000	$19,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	19,000	19,000
Tax Fees	-	-
All Other Fees	-	-

Total	$19,000	$19,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Prager Metis in 2021 and 2020.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b.	Exhibit Listing

3(i)(a)	Articles of Incorporation of the Company. (Incorporated by reference to the Company’s Form 10-SB/A filed on June 21, 2002).

3(i)(b)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company’s Form 10-SB/A filed on June 21, 2002).

3(i)(c)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company’s Form 10-SB/A filed on June 21, 2002).

3(i)(d)	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to the Company’s Form 10-SB/A filed on June 21, 2002).

3(ii)(a)	Amended and Restated By - Laws of the Company. (Incorporated by reference to the Company’s Form 10-SB/A filed on June 21, 2002).

10(i)

License agreement between the Company and Yasunori Takahashi, Yoshiaki Takahashi and Y.T. Magnet Corporation, dated February 10, 2000. (Incorporated by reference to the Company’s Form 10-SB/A file on June 21, 2002).

10(ii)	Agreement between Family Corporation and the Company dated March 10, 2000. (Incorporated by reference to the Company’s Form 10-SB/A filed on June 21, 2002).

Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB filed on March 31, 2003)

Consultation Agreement between Lina Lei and the Company made on May 12, 2002. (Form 10KSB/A filed on July 21, 2003)

Exhibit 31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

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

April 5, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Atsushi Maki
Atsushi Maki
Director

April 5, 2022

