Form 10-Q
period 2022-03-31
AMANASU TECHNO HOLDINGS CORP
filed 2022-05-13
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 13, 2022, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$65	$269
Due from affiliate	44,493	39,166

Total current assets	44,558	39,435

Operating lease right-of-use assets	21,634	25,084

Total Assets	$66,192	$64,519

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$300,039	$287,498
Accrued expenses – other	3,000	-
Operating lease liabilities – current	14,242	14,065
Deposit on stock purchase	61,030	61,030
Loans from stockholders and officers	515,000	499,350

Total current liabilities	893,311	861,943

Operating lease liabilities	7,392	11,019

Total Liabilities	900,703	872,962

Commitments and contingencies

Stockholders’ Deficit:

Common Stock: authorized 100,000,000 shares of $0.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,434,358)	(2,408,290)

Total stockholders’ deficit	(834,511)	(808,443)

Total Liabilities and Stockholders’ Deficit	$66,192	$64,519

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	20,465	20,628

Operating loss	(20,465)	(20,628)

Other expense:
Interest expense – stockholders and officers	(5,603)	(4,897)

Loss before income taxes	(26,068)	(25,525)

Income taxes	-	-

Net loss	$(26,068)	$(25,525)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	46,956,300	$46,956	$1,552,891	$(2,408,290)	$(808,443)
Net loss	-	-	-	(26,068)	(26,068)
Balance, March 31, 2022	46,956,300	$46,956	$1,552,891	$(2,434,358)	$(834,511)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)
Net loss	-	-	-	(25,525)	(25,525)
Balance, March 31, 2021	46,956,300	$46,956	$1,552,891	$(2,353,845)	$(753,998)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,068)	$(25,525)

Changes in Assets and Liabilities:
Increase in accrued expenses – other	3,000	4,500
Increase in accrued expenses – stockholders and officers	12,541	5,425
Net Cash Used in Operating Activities	(10,527)	(15,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	15,650	19,050
Due from affiliate	(5,327)	(2,900)
Net Cash Provided by Financing Activities	10,323	16,150

Net (decrease) increase in cash	(204)	550

Cash balance, beginning of period	269	859
Cash balance, end of period	$65	$1,409

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2021 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $848,753 and an accumulated deficit of $2,434,358 at March 31, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three months ended March 31, 2022, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

During the three months ended March 31, 2022 and 2021, the Company borrowed $15,650 and $19,050, respectively, from a stockholder.

The balances due as of March 31, 2022 and December 31, 2021 were $515,000 and $499,350, respectively.

Interest expense associated with these loans were $5,603 and $4,897 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest on these loans were $138,255 and $132,652 at March 31, 2022 and December 31, 2021, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2022 and December 31, 2021, amounts due to the stockholder were $72,500 and $70,000, respectively.

The Company leases its office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2023. At March 31, 2022 and December 31, 2021, amounts due to the stockholder were $85,034 and $81,096, respectively including rent and other expenses. The Company shares the space with Amanasu Environmental Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. AEC is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from AEC as of March 31, 2022 and December 31, 2021 were $44,493 and $39,166, respectively.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2022 and 2021 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.51 million at March 31, 2022. Approximately $1.23 million will expire in the years 2022 through 2037, and $0.28 million can be carried forward indefinitely.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the three months ended March 31, 2022 and 2021, the Company amortized $3,450 and $3,627 of right-of-use assets, respectively.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2022:

2022 – remaining nine months	$11,250
2023	11,250
Total undiscounted future minimum lease payments	22,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	(866)
Total operating lease liabilities	21,634
Less current portion	(14,242)
Long-term lease liabilities	$7,392

Total rent expense under operating leases for the three months ended March 31, 2022 and 2021 were $3,750 and $3,750, respectively.

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of its operations and there are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2022 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by Amanasu Techno Holdings Corporation and its wholly owned subsidiaries, collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022 (the “Annual Report”), relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $848,753 and an accumulated deficit of $2,434,358 at March 31, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Company Overview

The Company was incorporated in the State of Nevada on December 1, 1997. Its operations to date have been limited to obtaining the license to various environmental and other technologies, conducting preliminary marketing efforts and seeking financing. The Company’s principal offices are at 244 Fifth Avenue, 2nd Floor, New York, NY 10001 Telephone: 604-790-8799. The Tokyo branch is located at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. Telephone: 03-5808-3663.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The Company’s present plans, the realization of which cannot be assured, to overcome its difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will have to rely on loans from stockholders and officers to support operations. There can be no assurances that the Company can secure additional financing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three months ended March 31, 2022 and 2021.

General and administrative expenses decreased $163 (0.8%) to $20,465 for the three months ended March 31, 2022, as compared to $20,628 for the three months ended March 31, 2021 as a result of lower professional fees offset mostly by higher insurance costs and internet fees as well as higher state registration expenses.

As a result of the above, the Company incurred a loss from operations of $20,465 for the three months ended March 31, 2022 as compared to a loss from operations of $20,628 for the three months ended March 31, 2021.

For the three months ended March 31, 2022, interest expense increased $706 to $5,603 as compared to $4,897 for the three months ended March 31, 2021, as a result of the increased interest associated with additional loans from stockholders.

As a result of the above, the Company incurred a net loss of $26,068 for the three months ended March 31, 2022 as compared to $25,525 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Total assets as of March 31, 2022 were $66,192, compared to $64,519 as of December 31, 2021. The increase is primarily due to an increase in amounts due from affiliate. Total liabilities as of March 31, 2022 were $900,703 compared to $872,962 at December 31, 2021, primarily as a result of an increase in loans from stockholders and officers and accrued expenses - stockholders and officers of the Company.

The Company’s minimum cash requirements for the next twelve months are estimated to be $60,250, including rent, audit fees, office expenses, interest and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional stockholder or related party loans. There is no current commitment for either of these fund sources.

Our working capital deficit increased $26,245 to $848,753 at March 31, 2022 as compared to $822,508 at December 31, 2021 primarily due to an increase in loans from stockholders and officers and accrued expenses-related parties and other.

On March 31, 2022, the Company had a cash balance of $65. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2022, the Company used $10,527 in cash for operations as compared to using $15,600 in cash for operations for the three months ended March 31, 2021, primarily as a result of the increase in accrued expenses – stockholders and officers.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2022 was $10,323 as compared to $16,150 for the three months ended March 31, 2021 primarily as a result of the decrease in proceeds from loans from stockholders and officers.

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

Our critical accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 5, 2022 (the “Annual Report”). There have been no changes in our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2022.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2022.

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

Amanasu Techno Holdings Corporation

Date: May 13, 2022	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

