Form 10-Q
period 2022-06-30
AMANASU TECHNO HOLDINGS CORP
filed 2022-08-10
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 10, 2022, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$276	$269
Due from affiliate	57,454	39,166

Total current assets	57,730	39,435

Operating lease right-of-use assets	18,139	25,084

Total Assets	$75,869	$64,519

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$308,462	$287,498
Operating lease liabilities – current	14,421	14,065
Deposit on stock purchase	61,030	61,030
Loans from stockholders and officers	544,220	499,350

Total current liabilities	928,133	861,943

Operating lease liabilities	3,718	11,019

Total Liabilities	931,851	872,962

Commitments and contingencies

Stockholders’ Deficit:

Common Stock: authorized 100,000,000 shares of $0.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,455,829)	(2,408,290)

Total stockholders’ deficit	(855,982)	(808,443)

Total Liabilities and Stockholders’ Deficit	$75,869	$64,519

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	15,482	10,518	35,947	31,146

Operating loss	(15,482)	(10,518)	(35,947)	(31,146)

Other expense:
Interest expense – stockholders and officers	(5,989)	(5,206)	(11,592)	(10,103)

Loss before income taxes	(21,471)	(15,724)	(47,539)	(41,249)

Income taxes	-	-	-	-

Net loss	$(21,471)	$(15,724)	$(47,539)	$(41,249)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2022	46,956,300	$46,956	$1,552,891	$(2,434,358)	$(834,511)
Net loss	-	-	-	(21,471)	(21,471)
Balance, June 30, 2022	46,956,300	$46,956	$1,552,891	$(2,455,829)	$(855,982)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2021	46,956,300	$46,956	$1,552,891	$(2,353,845)	$(753,998)
Net loss	-	-	-	(15,724)	(15,724)
Balance, June 30, 2021	46,956,300	$46,956	$1,552,891	$(2,369,569)	$(769,722)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	46,956,300	$46,956	$1,552,891	$(2,408,290)	$(808,443)
Net loss	-	-	-	(47,539)	(47,539)
Balance, June 30, 2022	46,956,300	$46,956	$1,552,891	$(2,455,829)	$(855,982)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)
Net loss	-	-	-	(41,249)	(41,249)
Balance, June 30, 2021	46,956,300	$46,956	$1,552,891	$(2,369,569)	$(769,722)

The accompanying notes are an integral part of these consolidated financial statements

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,539)	$(41,249)
Changes in operating assets and liabilities:
Accrued expenses – stockholders and officers	20,964	15,248
Accrued expenses – other	-	(2,500)
Net Cash Used In Operating Activities	(26,575)	(28,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from affiliate	(18,288)	(13,586)
Proceeds from loans from stockholders and officers	44,870	42,450
Net Cash Provided By Financing Activities	26,582	28,864

Net change in cash	7	363

Cash balance, beginning of period	269	859

Cash balance, end of period	$276	$1,222

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2021 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $870,403 and an accumulated deficit of $2,455,829 at June 30, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three and six months ended June 30, 2022, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

During the six months ended June 30, 2022 and 2021, the Company borrowed $44,870 and $42,450, respectively, from a stockholder.

During the three months ended June 30, 2022 and 2021, the Company borrowed $29,220 and $23,400, respectively, from a stockholder.

The balances due as of June 30, 2022 and December 31, 2021 were $544,220 and $499,350, respectively.

Interest expense associated with these loans were $5,989 and $11,592 for the three and six months ended June 30, 2022 as compared to $5,206 and $10,103 for the three and six months ended June 30, 2021, respectively. Accrued interest on these loans were $144,244 and $132,652 at June 30, 2022 and December 31, 2021, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2022 and December 31, 2021, amounts due to the stockholder were $75,000 and $70,000, respectively.

The Company leases its office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2023. At June 30, 2022 and December 31, 2021, amounts due to the stockholder were $86,320 and $81,096, respectively including rent and other expenses. The Company shares the space with Amanasu Environmental Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. AEC is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from AEC as of June 30, 2022 and December 31, 2021 were $57,454 and $39,166, respectively.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and six months ended June 30, 2022 and 2021 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.53 million at June 30, 2022. Approximately $1.23 million will expire in the years 2022 through 2037, and $0.30 million can be carried forward indefinitely.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the three and six months ended June 30, 2022, the Company amortized $3,495 and $6,945 of right-of-use assets as compared to $3,673 and $7,300 for the three and six months ended June 30, 2021 , respectively.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2022:

2022 – remaining six months	$7,500
2023	11,250
Total undiscounted future minimum lease payments	18,750
Less: Difference between undiscounted lease payments and discounted lease liabilities	(611)
Total operating lease liabilities	18,139
Less current portion	(14,421)
Long-term lease liabilities	$3,718

Total rent expense under operating leases for the three and six months ended June 30, 2022 was $3,750 and $7,500, as compared to $3,750 and $7,500 for the three and six months ended June 30, 2021, respectively.

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

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2022 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $870,403 and an accumulated deficit of $2,455,829 at June 30, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and six months ended June 30, 2022 and 2021.

General and administrative expenses increased $4,964 (47.2%) and $4,801 (15.4%) to $15,482 and $35,947 for the three and six months ended June 30, 2022, as compared to $10,518 and $31,146 for the three and six months ended June 30, 2021 primarily as a result of higher professional fees and travel expenses.

As a result of the above, the Company incurred losses from operations of $15,482 and $35,947 for the three and six months ended June 30, 2022 as compared to losses from operations of $10,518 and $31,146 for the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2022, interest expense increased $783 and $1,489 to $5,989 and $11,592, respectively, as compared to $5,206 and $10,103 for the three and six months ended June 30, 2021, as a result of the increased interest associated with additional loans from stockholders.

As a result of the above, the Company incurred net losses of $21,471 and $47,539 for the three and six months ended June 30, 2022 as compared to $15,724 and $41,249 for the three and months ended June 30, 2021.

Liquidity and Capital Resources

Total assets as of June 30, 2022 were $75,869, compared to $64,519 as of December 31, 2021. The increase is primarily due to an increase in amounts due from affiliate. Total liabilities as of June 30, 2022 were $931,851 compared to $872,962 at December 31, 2021, primarily as a result of an increase in loans from stockholders and officers and accrued expenses - stockholders and officers of the Company.

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

Our working capital deficit increased $47,895 to $870,403 at June 30, 2022 as compared to $822,508 at December 31, 2021 primarily due to an increase in loans from stockholders and officers and accrued expenses-stockholders and officers.

On June 30, 2022, the Company had a cash balance of $276. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2022, the Company used $26,575 in cash for operations as compared to using $28,501 in cash for operations for the six months ended June 30, 2021, primarily as a result of the higher net loss offset partially by the increase in accrued expenses – stockholders and officers.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $26,582 as compared to $28,864 for the six months ended June 30, 2021 primarily as a result of the increase in proceeds from loans from stockholders and officers offset partially by the increase in amounts due from affiliate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2022.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022.

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

Amanasu Techno Holdings Corporation

Date: August 10, 2022	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

