Form 10-Q
period 2022-09-30
AMANASU TECHNO HOLDINGS CORP
filed 2022-11-14
CIK 1168663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 14, 2022, there were 46,956,300 shares outstanding of the registrant’s common stock.

AMANASU TECHNO HOLDINGS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$505	$269
Due from affiliate	61,830	39,166

Total current assets	62,335	39,435

Operating lease right-of-use assets	14,602	25,084

Total Assets	$76,937	$64,519

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses – stockholders and officers	$321,649	$287,498
Operating lease liabilities – current	14,602	14,065
Deposit on stock purchase	61,030	61,030
Loans from stockholders and officers	554,700	499,350

Total current liabilities	951,981	861,943

Operating lease liabilities	-	11,019

Total Liabilities	951,981	872,962

Commitments and contingencies

Stockholders’ Deficit:

Common Stock: authorized 100,000,000 shares of $0.001 par value;46,956,300 shares issued and outstanding	46,956	46,956
Additional paid in capital	1,552,891	1,552,891
Accumulated deficit	(2,474,891)	(2,408,290)

Total stockholders’ deficit	(875,044)	(808,443)

Total Liabilities and Stockholders’ Deficit	$76,937	$64,519

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	12,813	15,137	48,760	46,283

Operating loss	(12,813)	(15,137)	(48,760)	(46,283)

Other expense:
Interest expense – stockholders and officers	(6,249)	(5,457)	(17,841)	(15,560)

Loss before income taxes	(19,062)	(20,594)	(66,601)	(61,843)

Income taxes	-	-	-	-

Net loss	$(19,062)	$(20,594)	$(66,601)	$(61,843)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	46,956,300	46,956,300	46,956,300	46,956,300

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2022	46,956,300	$46,956	$1,552,891	$(2,455,829)	$(855,982)
Net loss	-	-	-	(19,062)	(19,062)
Balance, September 30, 2022	46,956,300	$46,956	$1,552,891	$(2,474,891)	$(875,044)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2021	46,956,300	$46,956	$1,552,891	$(2,369,569)	$(769,722)
Net loss	-	-	-	(20,594)	(20,594)
Balance, September 30, 2021	46,956,300	$46,956	$1,552,891	$(2,390,163)	$(790,316)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	46,956,300	$46,956	$1,552,891	$(2,408,290)	$(808,443)
Net loss	-	-	-	(66,601)	(66,601)
Balance, September 30, 2022	46,956,300	$46,956	$1,552,891	$(2,474,891)	$(875,044)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	46,956,300	$46,956	$1,552,891	$(2,328,320)	$(728,473)
Net loss	-	-	-	(61,843)	(61,843)
Balance, September 30, 2021	46,956,300	$46,956	$1,552,891	$(2,390,163)	$(790,316)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,601)	$(61,843)
Changes in operating assets and liabilities:
Accrued expenses – stockholders and officers	34,151	27,643
Accrued expenses – other	-	(2,500)
Net Cash Used in Operating Activities	(32,450)	(36,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from affiliate	(22,664)	(20,498)
Proceeds from loans from stockholders and officers	55,350	56,620
Net Cash Provided By Financing Activities	32,686	36,122

Net change in cash	236	(578)

Cash balance, beginning of period	269	859

Cash balance, end of period	$505	$281

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2021 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $889,646 and an accumulated deficit of $2,474,891 at September 30, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three and nine months ended September 30, 2022, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

During the nine months ended September 30, 2022 and 2021, the Company borrowed $55,350 and $56,620, respectively, from a stockholder.

During the three months ended September 30, 2022 and 2021, the Company borrowed $10,480 and $14,170, respectively, from a stockholder.

The balances due as of September 30, 2022 and December 31, 2021 were $554,700 and $499,350, respectively.

Interest expense associated with these loans were $6,249 and $17,841 for the three and nine months ended September 30, 2022 as compared to $5,457 and $15,560 for the three and nine months ended September 30, 2021, respectively. Accrued interest on these loans were $150,494 and $132,652 at September 30, 2022 and December 31, 2021, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2022 and December 31, 2021, amounts due to the stockholder were $77,500 and $70,000, respectively.

The Company leases its office in Vancouver Canada from a stockholder of the Company at a monthly rate $2,500 under a lease agreement that expires October 1, 2023. At September 30, 2022 and December 31, 2021, amounts due to the stockholder were $91,758 and $81,096, respectively including rent and other expenses. The Company shares the space with Amanasu Environment Corporation (“AEC”), a reporting company under the Securities Exchange Act of 1934. AEC is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from AEC as of September 30, 2022 and December 31, 2021 were $61,830 and $39,166, respectively.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and nine months ended September 30, 2022 and 2021 as it has no taxable income in the U.S.

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

The Company had NOL carryforwards of approximately $1.54 million at September 30, 2022. Approximately $1.23 million will expire in the years 2022 through 2037, and $0.31 million can be carried forward indefinitely.

AMANASU TECHNO HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the three and nine months ended September 30, 2022, the Company amortized $3,537 and $10,482 of right-of-use assets as compared to $3,719 and $11,019 for the three and nine months ended September 30, 2021 , respectively.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2022:

2022 – remaining three months	$3,750
2023	11,250
Total undiscounted future minimum lease payments	15,000
Less: Difference between undiscounted lease payments and discounted lease liabilities	(398)
Total operating lease liabilities	14,602
Less current portion	(14,602)
Long-term lease liabilities	$-

Total rent expense under operating leases for the three and nine months ended September 30, 2022 was $3,750 and $11,250, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2021, respectively.

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

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2022 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $889,646 and an accumulated deficit of $2,474,891 at September 30, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and nine months ended September 30, 2022 and 2021.

General and administrative expenses decreased $2,324 (15.4%) to $12,813 for the three months ended September 30, 2022, as compared to $15,137 for the three  months ended September 30, 2021 primarily as a result of lower professional fees.

General and administrative expenses increased $2,477 (5.4%) to $48,760 for the nine months ended September 30, 2022, as compared to $46,283 for the nine months ended September 30, 2021 primarily as a result of higher travel expenses.

As a result of the above, the Company incurred losses from operations of $12,813 and $48,760 for the three and nine months ended September 30, 2022 as compared to  losses from operations of $15,137 and $46,283 for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022, interest expense increased $792 and $2,281 to $6,249 and $17,841, respectively, as compared to $5,457 and $15,560 for the three and nine months ended September 30, 2021, as a result of the increased interest associated with additional loans from stockholders.

As a result of the above, the Company incurred net losses of $19,062 and $66,601 for the three and nine months ended September 30, 2022 as compared to $20,594 and $61,843 for the three and months ended September 30, 2021.

Liquidity and Capital Resources

Total assets as of September 30, 2022 were $76,937, compared to $64,519 as of December 31, 2021. The increase is primarily due to an increase in amounts due from affiliate. Total liabilities as of September 30, 2022 were $951,981 compared to $872,962 at December 31, 2021, primarily as a result of an increase in loans from stockholders and officers and accrued expenses - stockholders and officers of the Company.

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

Our working capital deficit increased $67,138 to $889,646 at September 30, 2022 as compared to $822,508 at December 31, 2021 primarily due to an increase in loans from stockholders and officers and accrued expenses-stockholders and officers.

On September 30, 2022, the Company had a cash balance of $505. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2022, the Company used $32,450 in cash for operations as compared to using $36,700 in cash for operations for the nine months ended September 30, 2021, primarily as a result of  the increase in accrued expenses – stockholders and officers offset partially by higher net loss.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $32,686 as compared to $36,122 for the nine months ended September 30, 2021 primarily as a result of an increase in amounts due from affiliate accompanying with a decrease in proceeds from loans from stockholders and officers.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2022.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022.

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

Amanasu Techno Holdings Corporation

Date: November 14, 2022	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

